Form 10-Q
period 1993-11-30
MARK IV INDUSTRIES INC
filed 1994-01-14
CIK 62418

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                            QUARTERLY REPORT UNDER
                          SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              November 30, 1993
- ----------------------------------------------------------------------------

Commission File Number             1-8862
- ----------------------------------------------------------------------------


                          MARK IV INDUSTRIES, INC.
- ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
- ----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810,  Amherst, New York 14226-0810
- ----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
- ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ----     ------

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

   Class                                Outstanding at January 12, 1994
   -----                                -------------------------------
Common stock $.01 par value                         40,662,450

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
- -------------------------------                                --------

Consolidated Condensed Balance Sheets as of
 November 30, 1993 and February 28, 1993                           3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended November 30, 1993 and 1992      4

Consolidated Statements of Income and Retained Earnings
 For the Nine Month Periods Ended November 30, 1993 and 1992       5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1993 and 1992       6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              17


Part II.  Other Information                                       22
- ---------------------------

Signature Page                                                    23

Exhibit Index                                                     24

Exhibit 11    - Statement Regarding Computation of
                Per Share Earnings                                25

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)


                                               November 30,      February 28,
                                                   1993              1993
                                                   ----              ----

     ASSETS                                    (Unaudited)      (As Restated)

Current Assets:
  Cash                                          $    1,938        $    2,665
  Accounts receivable                              241,570           228,061
  Inventories                                      277,849           243,871
  Other current assets                              32,184            21,767
    Total current assets                           553,541           496,364

Pension related and other
 non-current assets                                131,718           114,121
Property, plant and equipment, net                 352,126           318,323
Cost in excess of net assets acquired and
 deferred charges                                  211,424           195,953

      TOTAL ASSETS                              $1,248,809        $1,124,761

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   52,504        $   34,786
  Accounts payable                                  91,774            77,609
  Compensation related liabilities                  43,412            39,580
  Accrued interest                                   9,351            14,225
  Accrued expenses and other liabilities            48,272            47,663
  Income taxes payable                               2,548             7,097
    Total current liabilities                      247,861           220,960

Long-Term Debt:
  Senior debt                                      187,628           194,265
  Subordinated debentures                          372,150           302,771
    Total long-term debt                           559,778           497,036

Other non-current liabilities                       98,639            61,157

Stockholders' Equity:
  Common stock                                         406               402
  Additional paid-in capital                       226,607           219,280
  Retained earnings                                117,071           128,331
  Foreign currency translation adjustment           (1,553)           (2,405)
    Total stockholders' equity                     342,531           345,608

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,248,809        $1,124,761


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended November 30, 1993 and 1992
                 (Amounts in thousands, except per share data)

                                                     1993           1992
                                                     ----           ----
                                                                (As Restated)

Net sales                                          $319,953       $270,676

Operating costs:
  Cost of products sold                             206,166        172,692
  Selling and administration                         60,757         54,174
  Research and development                            7,954          6,422
  Depreciation and amortization                      11,382          7,588
    Total operating costs                           286,259        240,876
  Operating income                                   33,694         29,800
Interest expense, net                                12,834         12,703
  Income from continuing operations
   before provision for income taxes                 20,860         17,097
Provision for income taxes                            8,045          6,307
  Income from continuing operations                  12,815         10,790
Income from discontinued operations, net of tax        -               532
  Income before extraordinary items                  12,815         11,322
Extraordinary items, net of tax                        -            (1,620)
  Net income                                         12,815          9,702
Retained earnings - beginning of the period         105,274        149,438
Less:  Cash dividends of $.025 and
        $.021 per share                              (1,018)          (858)
  Retained earnings - end of the period            $117,071       $158,282

Net income per share of common stock:
  Primary:
   Income from continuing operations               $    .31       $    .27
   Income from discontinued operations                  -              .01
   Extraordinary items                                  -             (.04)
     Net income                                    $    .31       $    .24
  Fully-diluted:
   Income from continuing operations               $    .29       $    .25
   Income from discontinued operations                  -              .01
   Extraordinary items                                  -             (.03)
     Net income                                    $    .29       $    .23



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1993 and 1992
                 (Amounts in thousands, except per share data)

                                                     1993           1992
                                                     ----           ----


                                                                (As Restated)

Net sales                                          $924,418       $810,336

Operating costs:
  Cost of products sold                             597,701        520,056
  Selling and administration                        171,036        160,089
  Research and development                           23,288         19,752
  Depreciation and amortization                      31,171         23,387
    Total operating costs                           823,196        723,284
  Operating income                                  101,222         87,052
Interest expense, net                                37,717         39,389
  Income from continuing operations
   before provision for income taxes                 63,505         47,663
Provision for income taxes                           24,037         17,583
  Income from continuing operations                  39,468         30,080
Income from discontinued operations, net of tax          52          4,142
  Income before extraordinary items and
   cumulative effect of accounting change            39,520         34,222
Extraordinary items, net of tax                     (21,739)        (2,017)
Cumulative effect of a change in accounting
 principle                                          (26,000)          -
  Net income (loss)                                  (8,219)        32,205
Retained earnings - beginning of the period         128,331        156,492
Less: 5% Stock dividend                                -           (27,846)
      Cash dividends of $.075 and
       $.063 per share                               (3,041)        (2,569)
  Retained earnings - end of the period            $117,071       $158,282

Net income per share of common stock:
  Primary:
   Income from continuing operations               $    .98       $    .75
   Income from discontinued operations                  -              .10
   Extraordinary items                                 (.54)          (.05)
   Cumulative effect of a change in
    accounting principle                               (.64)           -
     Net income (loss)                             $   (.20)      $    .80
  Fully-diluted:
   Income from continuing operations               $    .89       $    .70
   Income from discontinued operations                  -              .09
   Extraordinary items                                 (.45)          (.04)
   Cumulative effect of a change in
    accounting principle                               (.54)           -
     Net income (loss)                             $   (.10)      $    .75




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1993 and 1992
                            (Dollars in thousands)

                                                      1993          1992
                                                                (As Restated)

Cash flows from operating activities:
  Income from continuing operations                 $ 39,468      $ 30,080
  Items not affecting cash:
   Depreciation and amortization                      31,171        23,387
   Pensions and other                                 (1,059)       (1,395)
        Net cash provided by earnings
          from continuing operations                  69,580        52,072
   Other adjustments to reconcile income to
     net cash provided by (used in) operating
     activities:
     Changes in assets and liabilities,
      net of effects of businesses acquired:
       Accounts receivable                             9,380        10,237
       Inventories                                   (16,527)      (19,036)
       Other assets                                  (12,192)        5,297
       Accounts payable                               (1,270)          956
       Other liabilities                             (18,652)      (22,716)
        Net cash provided by continuing
         operations                                   30,319        26,810
  Income from discontinued operations                     52         4,142
  Extraordinary items before deferred charges        (30,060)       (2,376)
    Net cash provided by (used in)
      operating activities                               311        28,576
Cash flows from investing activities:
  Investments                                         (1,500)         -
  Acquisitions and divestitures, net                 (30,000)        3,375
  Proceeds from sale of assets                          -            1,328
  Purchase of plant and equipment                    (28,109)      (24,480)
    Net cash used in investing activities            (59,609)      (19,777)
Cash flows from financing activities:
  Purchases of subordinated debt                    (190,248)      (30,580)
  Issuance of senior subordinated notes              258,000          -
  Other changes in long-term debt, net                (5,774)         (376)
  Changes in short-term bank borrowings                 (870)       22,279
  Common stock transactions                              731           522
  Cash dividends paid                                 (2,971)       (2,434)
  Effect of exchange rate fluctuations                  (297)         (387)
    Net cash provided by (used in)
     financing activities                             58,571       (10,976)
    Net decrease in cash                                (727)       (2,177)
Cash and cash equivalents:
        Beginning of the year                          2,665         4,642
        End of the period                           $  1,938      $  2,465




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at November 30, 1993, and the results of its operations and its cash flows for the three and nine month periods ended November 30, 1993 and 1992. Such results are not necessarily indicative of the results to be expected for the full year.

      As a result of the decision by management of the Company to discontinue certain operations, the financial statements for the three and nine month periods ended November 30, 1992 have been restated. Also, the balance sheet at February 28, 1993 has been restated for the Company's subsequent adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS No. 109), on a retroactive basis, as discussed in Note 11.

2. On June 2, 1993, the Company completed the purchase of the stock and assets comprising Pirelli Trasmissioni Industriali S.p.A. ("PTI"), the power transmission business of Pirelli S.p.A., for approximately $115,000,000. PTI is a manufacturer of a variety of timing belts, v-belts, v-ribbed belts and hydraulic hose sold to customers in automotive and industrial markets. PTI has manufacturing, distribution, engineering and marketing operations in six Western European countries and the United States, and employs approximately 1,500 people worldwide. PTI is a significant addition to the Company's Power Transfer and Fluid Handling core business. The purchase price consisted of $65,000,000 in cash and the assumption of approximately $50,000,000 of existing indebtedness of PTI and its subsidiaries. The funding for the transaction was provided substantially by borrowings under the Company's new multi-currency credit agreement.

      The acquisition has been accounted for under the purchase method of accounting, and the results of operations of PTI are included in the Company's results of operations from the date of acquisition. The Company has made a preliminary determination and allocation of the purchase price as of the acquisition date, consisting of the following (dollars in thousands):

            Accounts receivable                             $40,100
            Inventories                                      38,700
            Other current assets                              4,000
            Current notes payable                           (18,500)
            Accounts payable and other
             current liabilities                            (37,500)
              Net working capital acquired                   26,800
            Fixed assets                                     62,000
            Cost in excess of net assets acquired            35,000
            Long-term indebtedness                          (32,000)
            Other non-current items, net                    (26,800)
              Cash purchase price paid at closing           $65,000

      The financial position of PTI as of November 30, 1993 has been included in the accompanying consolidated balance sheet of the Company as of that date. Such amounts, as well as the estimated net purchase price, are subject to adjustment based upon additional analysis as well as additional asset valuation determinations to be made by the Company and various outside appraisal firms.

      The following table presents the proforma consolidated condensed results of operations for the nine month period ended November 30, 1993 and the three and nine month periods ended November 30, 1992. The Company's consolidated results of operations for the three month period ended November 30, 1993 include the results of operations of PTI for the full period, and the condensed amounts are presented here for comparison purposes. The proforma amounts give effect to the acquisition of PTI as if it had occurred on March 1, 1992, the beginning of fiscal 1993. The proforma amounts do not purport to be indicative of the results that actually would have been obtained had the acquisition taken place on March 1, 1992, nor are they intended to be a projection of future results (dollars in thousands, except per share data):

                                           Three Months        Nine Months
                                       Ended November 30,   Ended November 30,
                                          1993     1992       1993      1992
                                          ----     ----       ----      ----
      Net Sales                         $320,000  $310,400  $968,400  $931,200

      Income from continuing
       operations                       $ 12,800  $ 11,700  $ 41,000  $ 33,000

      Earnings per share from
       continuing operations:
        Primary                         $    .31  $    .29  $   1.02  $    .83
        Fully-diluted                   $    .29  $    .27  $    .92  $    .76

3. Effective May 31, 1993 (the "measurement date") the company decided to sell its non-core business units which comprised its Instrumentation and Other segment. These units have been accounted for as discontinued operations, and their results of operations have been excluded from continuing operations in the consolidated statements of income and retained earnings for the periods ended November 30, 1993. The financial statements for the three and nine month periods ended November 30, 1992 have been restated to exclude the discontinued operations in a similar manner.

      On June 9, 1993, the Company completed the sale of certain of its non-core instruments businesses for total cash consideration of approximately $35,000,000. The businesses sold had sales of approximately $54 million for the Company's fiscal year ended February 28, 1993. The Company did not recognize a gain or loss as a result of this sale. The proceeds from the sale were used to repay a portion of the debt incurred to finance the acquisition of PTI, as discussed in
      Note 2. The remaining net assets of discontinued operations as of November 30, 1993 amount to approximately $31,700,000. Such amounts have been segregated in the balance sheet and offset by a corresponding amount of long-term debt, on the assumption that the net proceeds will equal or exceed the net asset amount, and all such proceeds will be utilized to offset existing borrowings of the Company.

4. Accounts receivable are presented net of allowances for doubtful accounts of $16,400,000 and $13,300,000 at November 30, 1993 and
      February 28, 1993, respectively.

5.    Inventories consist of the following components (dollars in thousands):

                                                November 30,   February 28,
                                                   1993          1993

      Raw materials, parts and sub-assemblies    $ 80,887       $ 70,332
      Work-in-process                              49,334         62,434
      Finished goods                              147,628        123,560
                                                  277,849        256,326
      Less progress billings                         -            12,455
        Inventories                              $277,849       $243,871

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1993. The amounts at February 28, 1993 are based upon the audited balance sheet at that date.

6. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                November 30,  February 28,
                                                   1993          1993

      Land and land improvements                 $ 33,176      $ 31,831
      Buildings                                   114,597        99,547
      Machinery and equipment                     328,391       296,711
        Total property, plant and equipment       476,164       428,089
      Less accumulated depreciation               124,038       109,766
        Property, plant and equipment, net       $352,126      $318,323

      The amounts at February 28, 1993 are based upon the audited balance sheet at that date, restated to reflect the adoption of SFAS No. 109.

7. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $44,200,000 and $47,900,000 in the nine month periods ended November 30, 1993 and 1992, respectively. Such amounts include $1,600,000 and $3,800,000 allocated to the costs of discontinued operations in the nine month periods ended November 30, 1993 and 1992, respectively. The Company also paid income taxes of approximately $12,700,000 and $9,600,000 in the nine month periods ended November 30, 1993 and 1992, respectively.

8. In December 1993, the Company's Board of Directors approved the repurchase of up to four million shares, or approximately 10 percent of the Company's outstanding common stock, from time to time, in the open market or through privately negotiated transactions, at prices it considers attractive. As of January 12, 1994 the company had not repurchased any of its common stock. In addition, the Company's Board of Directors also declared its regular quarterly cash dividend of $.025 per share for the quarter ended November 30, 1993. The dividend was paid on January 3, 1994, to shareholders of record at the close of business on December 20, 1993.

      In September 1993, the Company's Board of Directors declared its regular quarterly cash dividend of $.025 per share for the quarter ended August 31, 1993. The dividend was paid on October 1, 1993 to shareholders of record on September 17, 1993.

      In August 1993, the Company's shareholders approved the Company's 1992 Incentive Stock Option Plan. The plan was established in September 1992 by the Company's Board of Directors, subject to shareholder approval. The Board allocated 1,575,000 shares of the Company's authorized common stock to be used for such plan. The Company has granted options under the new plan to certain of its executive officers and key operating personnel to enable them to acquire 200,760 shares of the Company's common stock at an average exercise price of $13.73 per share. The exercise price of the stock is equal to the market value of the stock as of the date of grant.

      The Company's 1992 Restricted Stock Plan was established in December 1992 by the Company's Board of Directors, subject to shareholder approval. The Board reserved for issuance 367,500 shares of the Company's authorized common stock to be used for such plan. In March 1993, also subject to shareholder approval, the Company granted certain executives restricted stock awards with respect to 320,250 shares at $.01 par value per share. As a result of the shareholders' approval of the plan and related grants in August 1993, common stock and additional paid-in capital have been increased by a total of $6,600,000 based upon the market value of the stock as of that date. The offset to this capital transaction was to recognize a corresponding deferred charge in the balance sheet, which will be amortized to expense over the five year vesting period, or sooner if certain performance measurements of the Company are achieved.

      In April 1993, the Company's Board of Directors declared a five percent stock dividend and increased the Company's quarterly cash dividend for the quarter ended May 31, 1993 to $.025 per share from $.021 per share paid for the quarter ended February 28, 1993. The stock dividend was distributed on May 20, 1993 to shareholders of record on May 10, 1993. The cash dividend was paid on July 1, 1993, to shareholders of record on June 18, 1993. The distribution increased the Company's issued common stock by approximately 1,900,000 shares, and has been accounted for as if it had occurred on March 1, 1992 (the beginning of fiscal 1993) and the shares related to such distribution had been issued at that time. Earnings per share amounts for the three and nine month periods ended November 30, 1992 have been restated to reflect this stock distribution.

      For purposes of calculating net income per share of common stock, the weighted average number of shares outstanding for the applicable periods was determined to be as follows (in thousands):

                        For the three months          For the nine months
                         Ended November 30,            Ended November 30,
                         1993        1992              1993       1992

      Primary           40,651      39,993            40,391     39,944
      Fully-diluted     48,548      47,956            48,270     47,907



9. In July 1993, the Company entered into a Credit Agreement ("Credit Agreement") providing for a $300,000,000 five year revolving credit facility with a group of financial institutions. A portion of the credit facility was used to repay amounts outstanding under the Company's revolving credit facility dated June 19, 1990, which was then canceled. Interest on the Credit Agreement is based on a pricing grid which is either prime per annum or, under a LIBOR option, LIBOR plus 0.375% to LIBOR plus 1.375% per annum based on the Company's senior unsecured long-term debt ratings (as defined in the Credit Agreement). The Company is currently borrowing at prime, or LIBOR plus .75% under the Credit Agreement. LIBOR borrowing rates are subject to change based on changes in the Company's credit rating by Moody's or Standard & Poors. The Credit Agreement is secured by a pledge of the stock of certain of the Company's subsidiaries. The Credit Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

      In May 1993, the Company entered into a revolving credit agreement ("Multi-Currency Credit Agreement") providing for a five year multi-currency revolving credit facility with a syndication of commercial banks in the U.S. and Europe. The Multi-Currency Credit Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning June 1, 1995, with the remaining $25,000,000 of commitment expiring on May 31, 1998. Interest rates on borrowings under the Multi-Currency Credit Agreement are subject to change quarterly based on a specified pricing grid which increases from LIBOR plus .0625% to LIBOR plus 1.375% per annum based on the Company's senior debt rating as listed by Standard & Poors and Moody's. The Company is currently paying interest at LIBOR plus 1.25% on borrowings under the Multi-Currency Credit Agreement. The Multi-Currency Credit Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

10. The Financial Accounting Standards Board issued Statement No. 106 - Employers Accounting for Post-retirement Benefits Other Than Pensions (SFAS No. 106) in December 1990. SFAS No. 106 requires that the estimated present-value of the Company's liability for its commitments to provide health and life insurance benefits to its retirees be included in the balance sheet, either entirely as of the date of adoption, or over a 20-year transition period. Such liability is referred to as the Accumulated Benefit Obligation (ABO). The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of individual eligibility to retire and begin receiving the benefit. The Company has adopted this new accounting rule as of March 1, 1993, the beginning of fiscal 1994. Prior to its adoption of SFAS No. 106, the Company advised the participants of certain plan design changes, including the establishment of caps on the amount of annual expense to be incurred by the Company. The participants are now required to pay 100% of the excess of actual costs incurred over the established annual caps, in addition to whatever contribution percent is required of the retirees for amounts incurred up to the amount of the caps. Actuarial calculations indicate the Company's actual cash costs are not expected to reach the substantial majority of the caps until fiscal 1996, and assume an annual increase in health-care costs at the rate of 11% until that time.

      The Company has adopted SFAS No. 106 by recognizing the ABO entirely in fiscal 1994. The ABO has been calculated on an actuarial basis to approximate $40,000,000 as of the March 1, 1993 adoption date. Since the Company also adopted SFAS No. 109 - Accounting for Income Taxes at the same date, the Company has recognized a deferred tax asset of $14,000,000 representing the future tax benefits to be received related to the ABO. The resulting net charge of $26,000,000 ($.54 per fully diluted share) from the adoption of SFAS No. 106 has been included as the cumulative effect of a change in accounting principle in the consolidated statement of income for the nine month period ended November 30, 1993. The Company continues to fund such costs on the cash-basis, and such cash costs for these plans in fiscal 1994 have been charged against the ABO. Excluding the cumulative effect of adoption, SFAS No. 106 is expected to have a nominal after-tax impact on net income, and earnings per share.

11. On March 1, 1993 the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, issued in February 1992 (SFAS No. 109). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

      The provision for income taxes for the nine month periods ended November 30, 1993 and 1992 consists of the following (dollars in thousands):

                                              November 30,  November 30,
                                                  1993        1992
                                                          (As Restated)

      Currently payable                         $ 12,700     $  9,600
      Deferred                                    11,337        7,983
            Total                               $ 24,037     $ 17,583


      The cumulative effect of the January 1, 1993 increase in the U.S. statutory tax rate resulting from the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993, was not significant.

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and (liabilities) as of February 28, 1993 are related to the following (dollars in thousands):

                                                   Deferred
                                                  Tax Amount
            Current:
              Inventory                            $(9,504)
              Accrued expenses                       6,051
              Foreign                                  826
                Net current liabilities             (2,627)

            Non-current:
              Fixed assets                         (51,600)
              Pension and benefit plans            (31,798)
              Net operating loss carryforward       19,712
              Capital losses carryforward           19,335
              Alternative minimum tax               12,659
              All other                             30,663
                                                    (1,029)
              Valuation allowance                  (19,335)

                  Net non-current liabilities      (20,364)

      The consolidated provision for income taxes for fiscal 1993 and 1992 was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table (dollars in thousands):

                                             February 28,      February 29,
                                                1993              1992
      Expected tax at U.S.
        statutory income tax rate              $21,092          $14,928
      State and local income taxes                 594              660
      Business tax credits                        (400)            (800)
      Foreign rate differences                     744              347
      Other adjustments                            855              434
      Consolidated provision for income tax    $22,885          $15,569

      The change in accounting method has been applied retroactively by restating prior years' financial results since the Company's fiscal year ended February 28, 1986, resulting in an increase at the date of adoption or as of the date of subsequent acquisitions, in property, plant and equipment of $17,800,000 and an increase in cost in excess of net assets acquired of $43,000,000 and an increase in deferred tax assets of $19,000,000 and an increase in deferred tax liabilities of $79,800,000. The adoption of SFAS No. 109 also resulted in a cumulative decrease in stockholders' equity as of February 28, 1993 of $13,100,000.

      As a result of the increase in property, plant and equipment and cost in excess of net assets acquired, depreciation and amortization has been increased in prior years by approximately $2,500,000 per year, of which $2,000,000 relates to continuing operations, and $500,000 relates to discontinued operations.

      The effect of this accounting change on an ongoing basis is a reduction of approximately $.02 per share per quarter in income from continuing operations. The effects of this accounting change on results of operations for the years ended February 28, 1993 and February 29, 1992 and the three and nine month periods ended November 30, 1992 is as follows (dollars in thousands, except per share data):
                                                          Three      Nine
                                                          Months     Months
                                   Year Ended              Ended      Ended
                           February 28, February 29,  November 30,November 30,
                                1993          1992         1992        1992

Income from continuing
  operations before
  provision for income taxes   $(2,000)     $(2,000)     $  (500)    $(1,500)
Provisions for income taxes       (600)         300         (200)       (600)
    Income from continuing
     operations                 (2,600)      (1,700)        (700)     (2,100)
Discontinued operations,
  net of tax                      (600)        (400)        (100)       (300)
Extraordinary items, net
  of tax                           -           -            -           -
    Net Income                 $(3,200)     $(2,100)     $  (800)    $(2,400)

Income Per Share:
  Primary:
    Continuing operations      $  (.07)     $  (.06)     $  (.02)    $  (.05)
     Discontinued operations       (.01)        (.01)        -          (.01)
      Net Income               $  (.08)     $  (.07)     $  (.02)    $  (.06)

  Fully Diluted:
    Continuing operations      $  (.06)     $  (.05)     $  (.02)    $  (.05)
    Discontinued operations       (.01)        (.01)        -           (.01)
      Net Income               $  (.07)     $  (.06)     $  (.02)    $  (.06)

12. As a result of Management's decision to discontinue the Company's non-core businesses and the adoption of SFAS No. 109, the Company's results of operations for each of its fiscal quarters in the years ended February 28, 1993 and February 29, 1992 have been restated and are presented in the following table (dollars in thousands, except per share data):


                                First      Second      Third      Fourth       Total
                               Quarter     Quarter    Quarter     Quarter       Year
                               -------     -------    -------     -------       ----
Fiscal 1993

Net sales                      $271,023    $268,637   $270,676    $275,389   $1,085,725
Gross profit (a)               $ 97,172    $ 95,124   $ 97,984    $ 96,592   $  386,872
Income from continuing
 operations                    $ 10,270    $  9,020   $ 10,790    $  9,071   $   39,151
Income from discontinued
 operations                       1,304       2,306        532        (564)       3,578
Income before
 extraordinary items           $ 11,574    $ 11,326   $ 11,322    $  8,507   $   42,729
Extraordinary items                -           (397)    (1,620)     (1,726)      (3,743)
    Net income                 $ 11,574    $ 10,929   $  9,702    $  6,781   $   38,986

Income per share (b):
 Primary:
  Continuing operations        $    .26    $    .22   $    .27    $    .23   $      .98
  Discontinued operations           .03         .06        .01        (.02)         .09
  Extraordinary items               -          (.01)      (.04)       (.04)        (.10)
    Net income                 $    .29    $    .27   $    .24    $    .17   $      .97

 Fully-diluted:
  Continuing operations        $    .24    $    .21   $    .25    $    .21   $      .92
  Discontinued operations           .03         .05        .01        (.01)         .07
  Extraordinary items               -          (.01)      (.03)       (.03)        (.08)
    Net income                 $    .27    $    .25   $    .23    $    .17   $      .91




                                First      Second      Third      Fourth       Total
                               Quarter     Quarter    Quarter     Quarter       Year
Fiscal 1992

Net sales                      $247,939    $249,693   $255,767    $250,910   $1,004,309
Gross profit (a)               $ 89,232    $ 90,931   $ 93,760    $ 88,438   $  362,361
Income from continuing
 operations                    $  6,337    $  6,746   $  7,106    $  6,611   $   26,800
Income from discontinued
 operations                         728         408        911         (26)       2,021
Income before
 extraordinary items              7,065       7,154   $  8,017    $  6,585   $   28,821
Extraordinary items                -           (513)      (332)     (3,663)      (4,508)
    Net income                 $  7,065    $  6,641   $  7,685    $  2,922   $   24,313

Income per share (b) (c):
 Primary:
  Continuing operations        $    .27    $    .25   $    .20    $    .17   $      .85
  Discontinued operations           .03         .02        .02         -            .06
  Extraordinary items               -          (.02)      (.01)       (.10)        (.14)
    Net income                 $    .30    $    .25   $    .21    $    .07   $      .77

 Fully-diluted:
  Continuing operations        $    .22    $    .22   $    .18    $    .16   $      .77
  Discontinued operations           .02         .01        .02         -            .05
  Extraordinary items               -          (.01)      (.01)       (.10)        (.12)
    Net income                 $    .24    $    .22   $    .19    $    .06   $      .70


__________________________________

(a)   Excluding depreciation expense.

(b) The sum of the quarterly amounts do not equal the total as a result of common stock transactions during each fiscal year.

(c) Restated to reflect the five percent stock dividends issued in July 1992 and May 1993.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------

Net cash provided from earnings was approximately $69,600,000 in the nine month period ended November 30, 1993, an increase of approximately $17,500,000 (34%) over the nine month period ended November 30, 1992. As of November 30, 1993, the Company had working capital of approximately $305,700,000 and availability under its credit agreements and demand lines of credit of approximately $233,000,000.

In March 1993, the Company commenced a tender offer to purchase any and all of its 13-3/8% Subordinated Debentures for a cash price of $1,137.50 per $1,000 principal amount, plus accrued interest. As a result of the tender offer and certain open-market purchases, the Company acquired approximately $138,000,000 principal amount of these debentures. The Company then completed an "in-substance defeasance" in which approximately $60,400,000 was deposited in an irrevocable trust to cover both the remaining outstanding principal amount ($52,000,000) and related interest expense requirements of these debentures.

In March 1993, the Company also completed a public offering of $258,000,000 principal amount of its 8-3/4% Senior Subordinated Notes due April 1, 2003. A substantial portion of the net proceeds from the sale of the notes were used to fund the retirement of the Company's outstanding 13-3/8% Subordinated Debentures through such tender offer, open market purchases and defeasance.

In April 1993, the Company announced that it had signed an agreement to acquire Pirelli Trasmissioni Industriali, S.p.A (PTI), the power transmission business of Italian-based Pirelli, S.p.A. The transaction was completed on June 2, 1993 for a cost of $115,000,000. The purchase price consisted of $65,000,000 in cash and the assumption of approximately $50,000,000 of existing indebtedness of PTI and its subsidiaries. The funding for the PTI transaction was provided substantially by borrowings under the Company's Multi-Currency Credit Agreement (discussed below). Subsequent to the date of the acquisition, the Company sold its instruments businesses and used the proceeds of approximately $35,000,000 to reduce its indebtedness.

In May 1993, the Company entered into a revolving credit agreement ("Multi-Currency Credit Agreement") providing for a five year multi-currency revolving credit facility with a syndication of commercial banks in the U.S. and Europe (see Notes 2 and 9). The Multi-Currency Credit Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning June 1, 1995, with the remaining $25,000,000 of commitment expiring on May 31, 1998. Interest rates on borrowings under the Multi-Currency Credit Agreement are subject to change quarterly based on a specified pricing grid which increases from LIBOR plus .0625% to LIBOR plus 1.375% per annum based on the Company's senior debt rating as listed by Standard & Poors and Moody's. The Company is currently paying interest at LIBOR plus 1.25% on borrowings under the Multi-Currency Credit Agreement. The Multi-Currency Credit Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

In July 1993, the Company entered into a Credit Agreement ("Credit Agreement") providing for a $300,000,000 five year revolving credit facility with a group of financial institutions. A portion of the credit facility was used to repay amounts outstanding under the Company's revolving credit facility dated June
19, 1990, which was then canceled.   Interest on the Credit Agreement is based
on a pricing grid which is either prime per annum or, under a LIBOR option, LIBOR plus 0.375% to LIBOR plus 1.375% per annum based on the Company's senior unsecured long-term debt ratings (as defined in the Credit Agreement). The Company is currently borrowing at prime, or LIBOR plus .75% under the Credit Agreement. LIBOR borrowing rates are subject to change based on changes in the Company's credit rating by Moody's or Standard & Poors. The Credit Agreement is secured by a pledge of the stock of certain of the Company's subsidiaries. The Credit Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

Despite the recent increase in long-term debt due to the Company's PTI acquisition, management will continue to emphasize the reduction of long-term debt as a percentage of its total capital. It is anticipated that debt reductions will continue to be achieved through a combination of the application of cash generated from operations and reduced working capital requirements in the Company's existing businesses. Management believes that cash generated from operations should be sufficient to support working capital requirements and anticipated capital expenditures for the foreseeable future.

Results of Operations
- ---------------------

Management of the Company announced its intention to sell the businesses that comprised its Instrumentation and Other segment in order to focus on the enhancement of its three core business segments: Power Transfer and Fluid Handling, Mass Transit and Traffic Control and Professional Audio. The Company's current business strategy is focused upon enhancement of the three core business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions, with an emphasis on expanding the Company's international presence.

The results of operations of PTI have been included in the Company's results of operations from its June 2, 1993 acquisition date. The results of operations for the three and nine month periods ended November 30, 1992 have been restated to exclude the results of operations of the Company's discontinued businesses and to recognize the effects of the Company's retroactive adoption of SFAS No. 109.

Net sales for the three and nine month periods ended November 30, 1993 increased by approximately $49,300,000 (18%) and $114,100,000 (14%) over the comparable periods in the prior year. Excluding the sales of PTI and the negative effects of foreign currency movements, net sales for the three and nine month periods ended November 30, 1993 increased approximately $13,600,000 (5%) and $56,900,000 (7%) over the comparable periods in the prior year. Net sales in the Company's Power Transfer and Fluids Handling business for the three and nine month periods ended November 30, 1993, excluding the results of PTI and the negative effect of foreign currency movements, increased approximately $18,400,000 (11%) and $39,600,000 (8%) over the comparable periods in the prior year.

Net sales in the Company's Mass Transit and Traffic Control business, excluding the effects of foreign currency movements, were down slightly in the three month period ended November 30, 1993, and increased by approximately $19,000,000 (13%) in the nine month period ended November 30, 1993 over comparable periods in the prior year. Net sales were negatively impacted in the three month period by bus contract delays and slower than expected development in the IVHS (Intelligent Vehicle Highway Systems) toll collection and traffic control markets.

Net sales in the Company's Professional Audio business for the three and nine month periods ended November 30, 1993, excluding the effects of foreign currency movements, were down approximately $3,300,000 (7%) and $1,700,000 (1%) from the comparable periods in the prior year. Increased unit sales in this segment's domestic business were more than offset by economic weakness in their European operations.

The Company's gross margin (excluding depreciation expense) was approximately 35.5% for the three and nine month periods ended November 30, 1993, down slightly from approximately 36% in the comparable periods of the prior year. This slightly lower margin is attributed primarily to the contract delays and the economic weakness in Europe referred to above.

Selling and administration expense decreased to approximately 19% of net sales for the respective three and nine month periods ended November 30, 1993, as compared to 20% for the three and nine month periods ended November 30, 1992. This decreased level of selling and administrative expense is primarily the result of operating synergies achieved from the combination of the PTI business with the previously existing European operations in the Power Transfer and Fluids Handling business segment, as well as the Company's continued emphasis on cost control.

Research and development expense for the three and nine month periods ended November 30, 1993 and 1992 was approximately 2.5% of net sales. This consistent level of research and development expense reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense for the three and nine month periods ended November 30, 1993, increased by approximately $3,800,000 (50%) and $7,800,000 (33%), respectively, over the comparable 1992 periods. The increases are due mainly to the inclusion of the results of operations of PTI beginning in the second quarter of fiscal 1994.

Interest expense for the three month period ended November 30, 1993 remained relatively constant as compared to the three month period ended November 30, 1992. The increase related to the acquisition of PTI was offset by the favorable effects of the Company's debt reduction and refinancing programs. The debt reduction and refinancing programs have reduced the outstanding amounts of subordinated and senior debt, and replaced higher interest rate indebtedness with lower interest rate indebtedness.

Interest expense for the nine month period ended November 30, 1993 was reduced by approximately $1,700,000 (4%) as compared to the nine month period ended November 30, 1992. This reduction was accomplished as a result of the Company's debt reduction and refinancing program, as discussed above. The favorable interest expense reduction was partially offset by the increased interest expense related to the Company's acquisition of PTI in the second quarter of fiscal 1994.

Operating income from continuing operations, net of interest expense (income before taxes) for the three and nine month periods ended November 30, 1993 increased by approximately $3,800,000 (22%) and $15,800,000 (33%) over comparable 1992 periods. The increases were due primarily to the inclusion of the results of operations of PTI in the second quarter of fiscal 1994, and the reduced interest costs as a result of the Company's debt reduction and refinancing programs.

Income from discontinued operations decreased by approximately $500,000 and $4,100,000 for the three and nine month periods ended November 30, 1993 as compared to November 30, 1992. The decreases were due in part to the sale of certain of the businesses during the latter half of fiscal 1993 and the first quarter of fiscal 1994. As a result of the Company's decision to discontinue the businesses as of May 31, 1993, the results of operations of the discontinued businesses for the period subsequent to that date will be included in the net gain or loss on the final disposition of all such businesses. The Company currently anticipates that it will not incur a loss on the ultimate disposal of these businesses.

As a result of the Company's adoption of SFAS No. 106 on March 1, 1993, the Company recognized a one-time net of tax charge of $26,000,000 in the nine month period ended November 30, 1993.

As a result of the Company's debt reduction program discussed above, the Company recorded an extraordinary loss of approximately $21,700,000, net of a tax benefit of approximately $12,200,000 in the nine month period ended November 30, 1993. The Company did not incur any extraordinary losses in the three month period ended November 30, 1993. The corresponding extraordinary losses in the three and nine month periods ended November 30, 1992 were approximately $1,600,000 and $2,000,000 respectively, which also resulted from the early extinguishment of certain of the Company's subordinated debentures.

Net income increased by approximately $3,100,000 (32%) in the three month period ended November 30, 1993 as compared to the comparable 1992 period. Excluding extraordinary items and the Company's discontinued operations, the Company's income from continuing operations increased approximately $2,000,000 (19%) over the three month period ended November 30, 1992. Such increase was primarily due to the inclusion of the results of operations of PTI, and the Company's debt reduction and refinancing programs.

The Company recognized a net loss of approximately $8,200,000 in the nine month period ended November 30, 1993 as compared to net income of approximately $32,200,000 in the nine month period ended November 30, 1992. The net loss for the nine month period ended November 30, 1993 is due to the one time charge of $26,000,000 for the recognition of the post retirement benefits obligation as prescribed by SFAS No. 106, and the $21,700,000 extraordinary loss recognized as a result of the Company's debt reduction and refinancing programs. Excluding such special charges and the Company's discontinued operations, the Company's income from continuing operations increased approximately $9,400,000 (31%) over the nine month period ended November 30, 1992. Such increase was primarily the result of the inclusion of the results of operations of PTI, and the Company's debt reduction and refinancing programs.

Impact of Inflation
- -------------------

Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has had no material impact on income from operations.

Part II.  OTHER INFORMATION
- ---------------------------

Items 1, 2, 3 and 5 are inapplicable and have been omitted.


Item 4 - Results of Votes of Security Holders
- ---------------------------------------------

      On August 17, 1993 an Annual Meeting of Stockholders of the Company was held at which the stockholders voted on the following matters:

      (1) To consider and take action upon the proposed Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan. The plan was passed with 30,284,738 shares voting for the proposal; 2,351,017 shares voting against the proposal; and 502,738 shares withholding authority.

      (2) To consider and take action upon the proposed Mark IV Industries, Inc. 1992 Restricted Stock Plan. The plan was passed with 30,241,556 shares voting for the proposal; 2,372,252 shares voting against the proposal; and 524,795 shares withholding authority.



Item 6(a) - Exhibits
- -------------------

      Exhibit No.


      11 - Statement Regarding Computation of Per Share Earnings

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:  January 14, 1994                   /s/ Sal H. Alfiero
                                          ----------------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:  January 14, 1994                   /s/ Clement R. Arrison
                                          ----------------------------
                                          Clement R. Arrison
                                          President



DATE:  January 14, 1994                   /s/ William P. Montague
                                          ----------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE:  January 14, 1994                   /s/ John J. Byrne
                                          -----------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE:  January 14, 1994                   /s/ Richard L. Grenolds
                                          ------------------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX


Description


      11**  Statement Regarding Computation of Per Share Earnings



_______________
**  Filed herewith