Form 10-K
period 1994-02-28
MARK IV INDUSTRIES INC
filed 1994-05-24
CIK 62418

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1994        Commission File No. 1-8862
                            MARK IV INDUSTRIES, INC.
__________________________________________________________________________
               (Exact name of Registrant as specified in its charter)

          Delaware                                     23-1733979
 ______________________________          ___________________________________
(State or other jurisdiction of          (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
_______________________________________________________        __________
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972

     Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange on
            Title of Class                                which registered
            ______________                               ___________________
         Common Stock, $.01 par value                  New York Stock Exchange
         6-1/4% Convertible Subordinated
           Debentures due February 15, 2007            New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 18, 1994 on the New York Stock Exchange was $564,880,881.

      As of May 18, 1994, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 42,743,594 shares.

                     Documents Incorporated By Reference

      Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference into Part III.

                           MARK IV INDUSTRIES, INC.
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K


PART I                                                               Page

Item 1:     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2:     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 3:     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .16
Item 4:     Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . . . . . . . . . .16


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters . . . . . . . . . . . . . . . .17
Item 6:     Selected Financial Data. . . . . . . . . . . . . . . . . . . . .18
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . . . . . . . . . .20
Item 8:     Financial Statements and Supplementary
             Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26
Item 9:     Disagreement on Accounting and Financial
             Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .53


PART III

Item 10:    Directors and Executive Officers of the
             Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . .53
Item 11:    Executive Compensation . . . . . . . . . . . . . . . . . . . . .53
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . . . . . . . . . .53
Item 13:    Certain Relationships and Related
             Transactions. . . . . . . . . . . . . . . . . . . . . . . . . .53


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .54
            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .63
            Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .  64

                                      PART I

ITEM 1.  BUSINESS


General

      Mark IV Industries, Inc. ("Mark IV", or "the Company") is a diversified manufacturer of a wide variety of proprietary and other products which are primarily grouped into three core businesses: Power and Fluid Transfer; Transportation; and Professional Audio. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Its products principally serve specialized needs in markets in which relatively few manufacturers compete. The products are sold directly, and through independent distributors, to other manufacturers and commercial users in the United States and Europe, and to a lesser extent in Canada and the Far East. Mark IV operates 52 separate manufacturing facilities and employs approximately 12,500 people.

      Mark IV's business strategy in fiscal 1992 and 1993 was focused on the accelerated reduction of debt and the enhancement of its three core businesses. By February 28, 1993, Mark IV had significantly reduced the amount of its outstanding long-term debt (by $220,500,000) from the beginning of fiscal 1992, bringing the Company's long-term debt as a percentage of total capitalization from 80.8% at February 28, 1991 to 59.0% at February 28, 1993. Having accomplished significant debt reductions by the end of fiscal 1993, the Company's emphasis shifted to building its core businesses by expanding their product coverages and increasing their global presence.

      In fiscal 1994, the Company announced the discontinuance of its non-core businesses, and completed the sale of certain of those businesses for cash proceeds of approximately $35,000,000. In June 1993, the Company acquired Pirelli Trasmissioni Industriali S.p.A (PTI) for a cash purchase price of $65,000,000 and the assumption of PTI bank indebtedness of $50,000,000. Financing for the PTI acquisition was provided by the Company's new credit agreements, as well as the proceeds from the sale of discontinued operations. PTI's operations are based in Italy, and include manufacturing and distribution centers in 5 other Western European countries and in the U.S.

Segment Information

      As a result of the Company's discontinuance and sale of certain of its non-core businesses in fiscal 1994 and 1993, and its PTI acquisition in June 1993, the Company has modified its industry segment definitions and descriptions for fiscal 1994. The company now classifies its operations into the following three core business segments:

      (i) Power and Fluid Transfer, which includes the design and manufacture of automotive aftermarket and OEM belts, hose, couplings, accessory drive systems and fluid transfer assemblies; industrial belts, hose and fittings, and garden hose.

      (ii) Transportation, which includes the design and manufacture of products and systems for mass transit, such as door systems, lighting, and informational display devices and applications for bus and rail transit vehicles; traffic, such as advanced traffic control and management systems, directional information and warning signs for roads and highways, and automatic (intelligent) vehicle identification for toll collection and traffic control; and commercial aviation, such as aircraft interior lighting and air-diffusion, and aircraft emergency lighting and night vision compatibility.

      (iii) Professional Audio, which includes the design and manufacture of products and systems used primarily in the high-performance professional audio market, such as professional performance microphones, speakers, mixers, and amplifiers; high-fidelity public address and musical instrument loudspeaker systems; audio signal processors, sound reinforcement equipment, and sound enhancement and noise canceling equipment.

      Summary financial information concerning the Company's business segments for fiscal 1994 follows. The comparative information for fiscal 1993 and 1992 has been restated to exclude discontinued operations and to recognize the effects of adopting SFAS No. 109, Accounting For Income Taxes. The summary information has been derived from the more detailed information regarding industry segments in accordance with generally accepted accounting principles as presented in Note 15 to the Company's audited consolidated financial statements included elsewhere herein. Such summary information is as follows (dollars in thousands):

                          1994                1993                 1992
                     ________________    ________________    ________________
                                          (As Restated)       (As Restated)
                              Percent             Percent             Percent
                     Amount  of Sales    Amount   of Sales   Amount   of Sales
                     ______  ________    ______   ________   ______   _______

NET SALES
 TO CUSTOMERS
Power and
  Fluid Transfer  $  852,100   68.5%   $  709,400   65.3%  $  635,200   63.3%
Transportation       218,600   17.6%      199,500   18.4%     199,900   19.9%
Professional
  Audio              173,500   13.9%      176,800   16.3%     169,200   16.8%
Total net sales
  to customers    $1,244,200  100.0%   $1,085,700  100.0%  $1,004,300  100.0%


OPERATING INCOME (1)
Power and
  Fluid Transfer  $  97,800    11.5%   $   79,200   11.2%  $   67,000   10.5%
Transportation       27,000    12.4%       24,900   12.5%      27,100   13.6%
Professional
  Audio              21,900    12.6%       22,000   12.4%      23,900   14.1%
Total operating
  income          $ 146,700    11.8%   $  126,100   11.6%  $  118,000   11.7%

(1) Operating income represents income from continuing operations before corporate expenses, interest expense, securities transactions and taxes.

      A description of the Company's three business segments follows:


Power and Fluid Transfer


      Mark IV's largest business group, the Power and Fluid Transfer segment, is a global business, primarily operating under the name of Dayco. Around the world, Dayco's products can be identified by their many registered trademarks, including: Dayco, Dayflex, Gold Label, Isoran, Petroflex, Poly-Rib, Stecko, Swan, and Top Cog.

      Mark IV entered the power and fluid transfer business through the acquisition in October 1988 of Armtek Corporation, of which Dayco was a principal component. Dayco's business expanded significantly with its November 1990 acquisition of Anchor Swan. At the time of its acquisition, Anchor Swan manufactured and distributed garden hoses, general purpose air, water and agricultural spray, air compressor and other hose products; Dayco produced many of the same hose products, plus industrial belts, industrial, hydraulic and appliance hoses and fittings and belts and hoses for original equipment manufacturers (OEMs) and the automotive aftermarket. The Power and Fluid Transfer segment was further expanded by the Company's acquisitions in June 1991 of System Stecko Limited, a United Kingdom-based manufacturer of hose couplings used primarily for high pressure industrial applications, and its June 1992 acquisition of Tecaflex International S.p.A., an Italian manufacturer primarily of hoses for automotive applications. Dayco's acquisition of the power transmission business of Pirelli Trasmissioni Industriali, S.p.A. (PTI) in June 1993, significantly expanded the company's presence in Europe, by adding highly automated manufacturing capacity and a research and development center in Europe, as well as experienced management, a strong market presence, and brand name recognition. In North America, the addition of PTI significantly enhanced Dayco's belt product line.

      The Power and Fluid Transfer segment accounted for about 68% of Mark IV's total revenue and 67% of its operating income (before corporate expenses) in fiscal 1994. Also included in this business segment is Protective Closures, which manufactures plastic and metal caps, plugs, seals and protective netting sold to a broad base of industrial and automotive OEM customers; and Mokon, which produces oil and water-based temperature control systems. The segment has been divided into three, market-focused sub-groups -
- - - Industrial, Automotive OEM, and Automotive Aftermarket -- each of which is unique in terms of its products, markets, customers and strengths. Therefore, despite the overall size of this segment, no single business, market or customer has dominant influence over the Company's operations.

Industrial

      Approximately 44% of the Power and Fluid Transfer group's sales are to Industrial customers, making it the largest sub-group within this segment.
The Industrial group supplies a variety of belts, hose, tensioners, pulleys, couplings and assemblies for a variety of markets, including agricultural, oil field, mining, lawn and garden, food and beverage handling, construction, environmental, chemical and specialty applications. Many of the Industrial group's products are sold to OEMs for use in products such as snowmobiles, washing machines, golf carts, vacuum cleaners, outboard motors, lawn mowers and farm equipment. The balance of the group's sales are divided between distributors of industrial replacement belts and hose, and lawn and garden product distributors, such as hardware chains, home centers, mass merchandisers, and lawn and garden retailers.

      Concern for the environment and environmental legislation are among the key factors in the growth of the segment's Industrial business. One of the fastest growing product lines is vapor recovery hose systems, which capture gasoline fumes released while refueling, and return them to an underground storage tank. Currently, 74 metropolitan areas and 32 states in the U.S. mandate the use of vapor recovery systems, with an opportunity for continued growth. Competition is increasing, but with its early entry into the market and innovative products, such as new hose compounds formulated to handle the newer gasoline additives, Dayco is well-positioned for the future. In addition, Dayco's vapor recovery hose is lighter and easier to use than many competing products.

      Environmental concerns also are propelling growth in underground fuel storage systems. Dayco is the exclusive supplier of the "hose within a hose" used by Total Containment, Inc. in its EnviroflexTM flexible underground piping system. This system is designed to capture any fluid that might leak from an underground piping system, and is used together with a detection system to reduce the risk of damage to the environment. Several states now require the use of secondary containment systems, and many more are expected to follow suit in order to meet the 1998 deadline for compliance with the
Underground Tank Storage Regulations Act.   Total Containment has introduced a
similar product in Europe in response to increasing environmental regulations there, which should also increase demand for this product.

      The acquisition of PTI has provided Dayco with the opportunity to produce a full line of high-torque synchronous belts and sprockets for the industrial OEM and replacement markets. This line of more efficient timing belts is referred to as RPPTM (Reinforced Parabolic Profile) belts. These belts are used in situations where timing is critical, such as on large conveyor systems or copy machines, or to prevent slippage of the belt in a drive system, such as on a motorcycle or a large-scale industrial fan. The marketing strategies for this product line include targeting new OEM customers, and introducing this line of belts to current Dayco distributors.

      Dayco's position as a leading manufacturer of garden hose in North America will be further enhanced through the introduction of several new products under the SWAN(R) brand. Dayco is scheduled to introduce the PERFECT GARDENERTM brand of premium garden hose. This hose offers greater kink-resistance, flexibility, soil resistance and coiling capabilities than any competing brand. Also in this market, a new line of packaging for Dayco's higher-quality SWAN garden hose products will be introduced in August 1994, for the 1995 garden hose season. The new DURA-DISCTM vinyl boards -- circular packaging placed on the coils of hose -- will replace traditional cardboard packaging. DURA-DISC boards are expected to maintain their "like-new" appearance throughout the entire selling season, thus benefitting our retail distributors.

Automotive OEM

      Approximately 32% of the Power and Fluid Transfer segment's sales are to Automotive OEM customers. Dayco participates in the worldwide automotive OEM market by supplying an extensive array of automotive systems and assemblies, including entire accessory drive, cam drive, fuel, air conditioning; and power steering systems; and radiator, heater, fuel, engine and transmission oil cooler assemblies, consisting of various hose, belts, tensioners, brackets, pulleys, canisters and sprockets. Revenues in this group are split about evenly between automotive belt and hose products and systems.

      In fiscal 1994, Dayco's Automotive OEM sub group was reorganized into a single global business unit to better meet the needs of its worldwide customers. Such reorganization has helped Dayco to eliminate useless duplication, increase efficiencies, and maximize the use of its resources on a global basis.

      At its research and development center near Detroit, Dayco engineers and technical support personnel work hand-in-hand with OEM customers during the design phase, to develop complete power or fluid transfer systems from individual components, for a specific vehicle. In Europe, Dayco's research and development facility in Turin, Italy, is also involved in the design of automotive systems, including fuel, air conditioning and power steering systems developed for use in European-made vehicles.

      Dayco does business with virtually all major automobile manufacturers around the world. Growth in the automotive OEM market will be boosted by Dayco's increasing activity with the U.S. operations of foreign-based automotive OEMs. Dayco is currently selling to -- or has an active product development program with -- most of the leading foreign-based OEMs, including Diamond Star (Mitsubishi), Auto Alliance (Mazda), Nissan, Toyota, Isuzu and BMW. Looking ahead, Dayco has multiple development programs with the Detroit OEMs and most of the major European automotive manufacturers, as well as with the foreign-based OEMs.

Automotive Aftermarket

      The Automotive Aftermarket accounted for roughly 24% of the Power and Fluid Transfer segment's sales in fiscal 1994. The products in this group include a vast array of automotive belts, hose and accessories sold to automotive warehouse distributors, oil companies, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors.

      Products include multiple-ribbed belts, V-belts, snowmobile and timing belts; radiator, automotive service, fuel line and heater hose and assemblies; as well as fan clutches, transmission and oil coolers, fan blades, electric fans, tensioners, couplings and pulleys.

      Of primary importance in the Automotive Aftermarket is the distribution of products. When vehicle owners need a replacement belt or hose to make their engine run, availability is of significant importance. The Dayco distribution centers ship to a warehouse distributor, who is the direct Dayco customer, and the one who pays for the product. The next level on the distribution chain is a "jobber." The jobber sells to a walk-in do-it-yourselfer, or to a garage mechanic, either of whom actually puts the belt or hose on the vehicle. Automotive Aftermarket products aren't really "consumed" until they are installed on a vehicle. Dayco's support is provided at every level of this distribution chain. Dayco has made major investments in its primary distribution center in Waynesville, North Carolina, to upgrade both the facility and the distribution process.

      The Automotive Aftermarket strategy for growth includes widening its product offerings within current lines in order to gain market share. As part of this strategy, Dayco has leveraged its position as a supplier to the automotive OEMs, to introduce new products into the aftermarket. For instance, a new heater hose assembly developed for the OEM market, has been subsequently introduced to Dayco's aftermarket customers.

      Not all of the products supplied to the aftermarket carry the Dayco brand name. Some customers prefer to have their own, or a private label (other than Dayco), on their products. This is one of the fastest growing areas in the aftermarket, and Dayco is well-positioned to take advantage of this growth. Also, as the average age of vehicles on the road continues to rise, and with the number of miles driven increasing for the 12th straight year, the need for aftermarket parts is growing.

Transportation


      Mark IV's Transportation business segment supplies products and systems for the Mass Transit, Traffic Management, and Commercial Aviation markets. Customers include OEMs of mass transit bus and rail vehicles and commercial aircraft, as well as state and local highway and transportation agencies. Products in this segment are also sold to the aftermarket.

      Mark IV entered the transportation business in 1984 through its LFE acquisition (traffic signals and highway signs) as supplemented by its 1986 acquisition of Gulton Industries, Inc., through which Mark IV acquired its Luminator businesses. Mark IV enhanced its international presence in the mass transit and traffic control business through several strategic acquisitions which expanded the Company's product lines in this segment. In August 1990, the Company acquired a Canadian-based manufacturer of electromagnetic display devices for use in destination signs, gasoline pumps and other information displays (F-P Electronics). In December 1990, the Company acquired a manufacturer of door systems and certain electrical controls for buses and rail cars, with operations in both Canada and the U.S. (Vapor). In January 1993, Mark IV acquired a French company which supplies passenger information, display and automatic bus location systems to the European market (SLE).

     The Transportation segment is predominantly contract driven, with many of the contracts spanning one or more years. At times, there are delays in the completion of contracts which are beyond the Company's control -- a problem which affected the market for the Company's bus and rail products in the latter half of fiscal 1994. This can cause fluctuations in the timing of revenues, and allow inventories to build. Also inherent to this business are backlogs -- firm orders for products which are to be delivered at a future date. As of February 28, 1994, the Transportation business segment's backlog of orders believed to be firm was approximately $141,000,000, of which, approximately $80,000,000 is expected to be shipped during fiscal 1995. The Transportation business segment's backlog as of February 28, 1993 was approximately $127,200,000.

      The Company's Transportation products are sold primarily in North America and Europe, with 34% of total segment revenue coming from outside of the U.S. In fiscal 1994, this segment accounted for 18% of both the consolidated sales and operating income (before corporate expenses) of Mark
IV. The segment is divided into three sub-groups, each of which is unique in terms of its products, markets, customers and strengths.

Mass Transit

      The Mass Transit group -- the largest group within the Transportation segment -- provides door systems, electronic controls, vehicle information systems, interior lighting, and passenger information display systems and components, for mass transit buses and rail cars. While most of the products in this group are sold directly to vehicle manufacturers, there is also a large market for replacement parts used to repair or upgrade mass transit vehicles. The Company's marketing efforts are directed primarily at OEMs, but are also focused on transit agencies, who can specify that Mark IV products be included in their mass transit systems.

      Through Vapor, the Company has a commanding lead in the bus and rail vehicle door closure market, supplying complete door systems as well as basic components to the North American transit industry. Vapor is known for its innovative design capabilities, reliability and quality of performance. Vapor Canada supplies complete door systems for the London Underground Limited
(LUL), the largest subway system in the world, and has already delivered three-quarters of a 700-subway car order it received for the LUL Central Line. Vapor was recently awarded another contract to supply door systems for 354 cars on the LUL's Jubilee Line extension running to Canary Wharf.

      Also included in the Mass Transit group is Luminator Mass Transit, a leading producer of interior lighting and passenger information systems, air diffusers, overhead storage racks and accessories for transit buses and passenger rail cars. Together with its sister companies in Europe, LLE and SLE, Luminator is a significant worldwide supplier of electronic passenger information displays for public transportation vehicles.

      F-P Electronics, a significant worldwide manufacturer of electro-mechanical display components used in airport, bus and rail passenger information displays -- both on the vehicle (mobile) and in the station (fixed) -- is also a part of the Mass Transit group. Its customers include manufacturers of mass transit equipment and gasoline dispensing pumps, as well as commercial sign companies. F-P's products are also used for programmable highway, time and temperature, scoreboard, stock exchange and other commercial displays.

Traffic Management

      The Traffic Management portion of the Transportation segment provides traffic control and management systems, traffic controllers and signals; automatic toll collection and vehicle identification systems; and highway information displays. These products, which are sold to state and local governments as well as transportation agencies primarily in the U.S. and Canada, help to reduce traffic congestion, pollution and gridlock on highways, city streets and at toll booths.

      Automatic Signal/Eagle Signal is a leading, full-line supplier of traffic control equipment and systems in the U.S. Its range of products includes traffic lights, which control vehicular and pedestrian traffic; pre-timed and traffic-adjusted controllers (boxes at intersections programmed to control the operation of an individual traffic light); and complete traffic management systems. Its MONARCTM system, a fully computerized transportation management and control system, is in use at a number of locations in the U.S. This system can coordinate and control all of the traffic lights and various traffic information signs in an entire metropolitan area. The MONARC also is able to control video surveillance equipment within a transportation network, and can be fully integrated with other Intelligent Vehicle Highway Systems
(IVHS) technologies.

      Mark IV is an active participant in the rapidly growing IVHS market. In March 1994, Mark IV IVHS equipment was selected by the Interagency Group (IAG)
- - -- a group representing seven toll authorities in New Jersey, New York and Pennsylvania -- for use on the new E-ZPasssm electronic toll collection system. The Company's equipment has now been recommended to the governing boards of each of the individual agencies within the IAG, and a contract was recently signed with MTA Bridges and Tunnels (formerly the Triborough Bridge and Tunnel Authority). Mark IV IVHS will provide the tag and reader equipment for the E-ZPasssm system, which is designed to eliminate the need for motorists to exchange cash, tokens, or tickets at toll booths. Tolls will be paid electronically, as vehicles pass through the booths, reducing congestion, increasing accuracy in toll collection, and improving driver convenience on toll roads, bridges and tunnels. In addition to an increase in automated toll systems, the group is also seeing significant growth in the market for electronic variable message displays, which are produced by F-P Electronics. These systems can be found on the highway in applications such as overhead message, speed limit and lane control signs, and in toll collection stations. F-P Electronics also has a new line of high light intensity fiber optic traffic displays, specifically designed to improve visibility on the highway. Also serving the Traffic Management market is the company's Interstate Highway Sign operation -- a leading manufacturer of reflective directional, informational, regulatory and warning signs for the nation's highways and other roadways. Interstate Highway Signs is also producing new signs using exterior light that provide better visibility and are easier to maintain.

Commercial Aircraft

      Luminator Aircraft Products supplies interior lighting and other passenger comfort systems for commercial aircraft, including the MD-11 and new MD-90, and every other McDonnell Douglas aircraft produced since the DC-3. In addition, Luminator provides components for several Boeing aircraft models. Luminator also supplies aircraft panel, navigation, landing and emergency lights to general aviation customers, such as Beechcraft and Cessna, and makes a comprehensive line of night vision compatible interior and exterior lighting used in military applications. Luminator's interior aircraft products include fluorescent cabin lighting, overhead reading lights, emergency lighting, and "Exit", "No Smoking" and other passenger information signs, as well as self-powered light sources used to illuminate these displays.

Professional Audio

      The Professional Audio business segment accounted for approximately 14% of Mark IV's total revenue and 15% of its operating income (before corporate expenses) in fiscal 1994. This group of companies, known in the marketplace as "Mark IV Audio," provides a comprehensive range of high-quality, high-performance audio products used by professional musicians, broadcast and recording studios, touring bands, and in sound system installations of all types -- from stadiums to churches, theaters to airports, and amusement parks to factories.

      Mark IV entered the professional audio business in 1986 through its acquisition of Gulton Industries, Inc., which had two operations engaged in the audio business -- Electro-Voice and Altec Lansing. Since that time, Mark IV has made four additional strategic acquisitions of companies engaged in the manufacture of audio equipment for commercial and professional use, thereby giving this segment a manufacturing and distribution presence in many parts of the world.

      Mark IV Audio produces a full-line of the components required in sound systems, which has enabled it to align itself with retailers, contractors and distributors around the world. The Mark IV Audio group includes some of the industry's oldest and most prestigious brand names, and is the leader in many segments of the professional audio market. EV's recently-introduced System 200 has set a new standard for performance in a compact, portable loudspeaker system, and is gaining market share in live music and audio-visual applications. EV microphones are a significant brand among leading radio personalities and television news people. Electro-Voice products are also used in movie theaters and large sports venues.

      Altec Lansing was a pioneer in the market for installed engineered sound systems. Sound contractors around the world continue to look to Altec Lansing for products and technical support for the audio systems they install in airports, theme parks, hotels, churches, theaters, convention centers, and other locations where sound quality and speech intelligibility are important. Altec's products can be found at Euro Disneyland, in France, and at the new Cancun Convention Center, Mexico's largest convention center.

      The Mark IV Audio group's Vega microphones were used at the recent Academy Awards presentations. Klark Teknik's signal processing electronics are used where performance demands are critical in studio, touring and fixed installation applications around the world. Its Midas XL3 mixing console has been established as a clear choice for mid-sized systems in touring and live theater applications. Another Mark IV Audio company, DDA, produces consoles for use in live sound, post-production for videos, and fixed installations.

      Using EV's established distribution network, the group's Dynacord products from Germany are being introduced to musicians in North America, under a new brand name -- EV/Dynacord. Dynacord is also prominent in the fixed installation market in Europe, working in conjunction with the Altec, EV and University brands to present a full line of products to sound contractors.

      Approximately 59% of Mark IV Audio's sales are to customers outside of the United States. The group has company-owned distributors in Australia, Canada, France, Hong Kong, Japan and Switzerland, as well as in the countries where Mark IV Audio products are manufactured, which include the U.S., Germany and the U.K. Recently, Mark IV Audio made some major changes to its organizational structure, in order to better focus its widely diversified strengths in technology, brand recognition, geographic distribution, and manufacturing. General administration, research and development, and manufacturing responsibilities have now been centralized for all Mark IV Audio companies, enabling the group to more effectively coordinate and utilize its resources. These changes have been implemented in order to increase the rate of technological innovation, reduce lead-time on new product development, maintain world-class quality and competitive costs in production, and shorten lines of communication within the organization.

      Also as part of this reorganization, marketing, sales and other business development activities have been divided into three regions -- The Americas, Europe (including the Middle East, Africa and part of Asia), and The Pacific (Australia, Southeast Asia, Japan and China). Each region is structured with a business development team whose mission is to identify and aggressively pursue growth opportunities within its territory. All Mark IV Audio products will be available for sale in each region. With its regional decision-making, this new strategy will enable Mark IV Audio to provide products, pricing and programs tailored to the specific needs of customers in each area, with an understanding of the cultures, conditions and business practices of the given region.

Marketing and Competition

      Mark IV's products are marketed primarily in the United States and Europe, and to a lesser extent in Canada and the Far East. The Company uses its own sales engineers and other sales personnel, independent distributors and sales representatives to market its products.

      A majority of the Company's products have a significant and in many instances the leading market share in their respective markets. Most of the markets for the Company's products are characterized by a limited number of competitors. However, competition in certain of those markets is intense. Some of the Company's competitors are substantially larger than Mark IV and have greater financial resources. The Company competes on the basis of price, quality, technical innovation and its ability to fill orders promptly, with the relative importance of each factor depending on the market for the particular product.

Backlog

      The Company does not believe that the backlog of orders for any of its products is material to the Company as a whole. However, as discussed previously, backlogs are a significant factor in the Transportation business segment.


Patents and Trademarks

      Although a number of patents and trademarks have been issued to the Company and its subsidiaries, the Company believes its competitive position is more dependent on its technical knowledge and processes than on patent or trademark protection. The Company believes, however, that its trademarks and tradenames used in connection with certain products may be significant to its business.

Research and Development

      The Company is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures are expensed as incurred, and amounted to $30,900,000; $26,100,000; and $24,900,000 in the Company's continuing operations in fiscal 1994, 1993 and 1992, respectively.


Raw Materials and Supplies

      The materials and supplies used to produce the Company's products are generally obtained from a wide variety of suppliers, and the Company has not experienced any shortages. Although certain materials used in the manufacture of flip-dots, electrostatic control equipment, self-illuminating lights and smoke-detector ionization elements are readily available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these raw materials in the foreseeable future.


Government Regulation

      Certain of the Company's process control systems, electrostatic control devices, smoke-detector ionization elements and self-illuminating lights have radioactive components, the production, storage and transportation of which are subject to federal, state and local laws and regulations. Federal and state regulations also limit the amount of exposure the Company's employees may have to such radioactive materials. The Company has obtained all licenses and approvals required for its businesses and believes it is in material compliance with all applicable regulations concerning radioactive materials and employee safety.

      A portion of the Company's business is conducted pursuant to U.S. Government contracts or sub-contracts. Generally, government contracts and sub-contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the Company of costs incurred plus a profit related to the work performed to the date of termination. Substantially all of the Company's government contracts and sub-contracts contain these provisions. The Company, as a government contractor, is subject to various statutes and regulations governing defense contracts.

      Other than as described above with respect to radioactive components, the Company is not subject to any particular environmental laws or regulations which are not generally applicable to all manufacturing companies. The Company believes that it is in material compliance with all applicable environmental laws and regulations. Mark IV does not anticipate having to incur material capital expenditures for environmental compliance in fiscal 1995 or fiscal 1996.

Employees

      The Company currently employs approximately 12,500 persons, of whom approximately 8,700 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. Approximately 3,400 production employees are covered by nine (9) collective bargaining agreements which expire at various times through June 1999. The Company believes its relationship with its employees is good.


Other

      Mark IV was incorporated in Delaware in 1970 and its executive offices are at 501 John James Audubon Parkway, Amherst, New York 14228. Its telephone number is (716) 689-4972.


ITEM 2.  PROPERTIES

      The table below summarizes the approximate floor space of the Company's corporate office and principal manufacturing facilities by business segment.


                                                     Approximate Floor Space
                                                 (In Thousands of Square Feet)
                                                 Owned       Leased      Total
Corporate Office                                   -            23          23
Power and Fluid Transfer (1)                     4,975         538       5,513
Mass Transit and Traffic Control (2)               684         914       1,598
Professional Audio (3)                             490         192         682


(1)   Consisting of the following twenty-seven facilities:
      North American facilities (approximately 4,505,000 square feet):
      Waynesville, NC; Springfield, MO; Walterboro, SC; Williston, SC; Ocala, FL; Fort Scott, KS; Fort Worth, TX; Alliance, NE; Eldora, IA; McCook, NE; Fayetteville, AR; Red Wing, MI; Weston, Ontario, Canada; Walnut, CA; Rock Island, IL; Easley, SC; Bucyrus, OH; Lexington, TN; Buffalo, NY; Vero Beach, FL.

      European Facilities (approximately 1,008,000 square feet): Halesowen, U.K.; Torino, Italy; Barcelona, Spain; Baudour, Belgium; Chieti, Italy; Manopello, Italy (2).

(2)   Consisting of the following fourteen facilities:
      North American facilities (approximately 1,548,000 square feet): Plano, TX; Montreal, Quebec, Canada; Niles, IL; Mississauga, Ontario, Canada
      (2); Cobourg, Ontario, Canada; Little Rock, AR; Denton, TX; Austin, TX; Grand Island, NY; Clinton, MA; Hudsonville, MI.

      European facilities (approximately 50,000 square feet): Rastatt, Germany and Nice, France.

(3)   Consisting of the following eleven facilities:
      North American facilities (approximately 535,000 square feet):
      Buchanan, MI; Newport, TN; Sevierville, TN; Mishawaka, IN; Oklahoma City, OK; Sun Valley, CA; El Monte, CA.

      European facilities (approximately 147,000 square feet):
      Straubing, West Germany; Hohenwarth, West Germany; Kidderminster, Worchester, U.K.; Hounslow, Middlesex, U.K.

      The Company also owns or leases various small production facilities, sales offices and distribution centers which are not included in the above list of properties.

      The Company believes that its existing facilities have sufficient capacity to meet its anticipated needs in each of its industry segments for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     A subsidiary of the Company was the defendant in a patent infringement case which was tried in the latter part of fiscal 1994. The decision of the Court was reached in April 1994 in favor of the plaintiff, awarding them damages and issuing an injunction which prohibits the Company from any further use of the technology at issue. Prior to the court's decision, the Company had stopped using the technology in question; therefore, the injunction will have no impact on the Company's future sales and marketing efforts. If the judgement for the plaintiff is upheld on appeal, the after-tax cost to the Company could be in the range of $2,300,000. Management of the Company has been advised by its legal counsel as to the merits of its arguments, and continues to believe it has not infringed on the plaintiff's patent.

      In view of the above, management has directed its legal counsel to pursue the appeal process as diligently as possible. Management believes the ultimate conclusions of law will be decided upon by the appeals court in favor of the Company. However, in view of the trial court's findings, an accrual has been established to provide for the cost of the resolution of this issue in the event the Company is not successful. The litigation accrual did not have an effect on income, since the effects of establishing it have been offset by the reversal of accrued liabilities related to an acquisition in fiscal 1991 which management has determined are no longer required.

      The Company is involved in various other legal and environmental related claims or disputes in the ordinary course of business. In the opinion of management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                   PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
SECURITY HOLDER
          MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange (Symbol: IV). The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by the New York Stock Exchange. All amounts have been adjusted for the 5% stock dividend paid in April 1994.


                                 Fiscal 1994                   Fiscal 1993
                               Low         High             Low         High

   1st Quarter                $15.65      $18.81           $11.88      $14.04
   2nd Quarter                $18.93      $22.02           $11.45      $13.39
   3rd Quarter                $17.98      $24.52           $11.11      $14.06
   4th Quarter                $17.14      $20.00           $13.61      $17.57

      As of February 28, 1994, the approximate number of holders of record of the Company's Common Stock was 2,500.

      The Company declared total cash dividends of $.098 and $.084 per share during fiscal 1994 and 1993, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended February 28, 1994. This table should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere herein.
                          FIVE YEAR SUMMARY OF OPERATIONS
                   (Amounts in thousands, except per share data)

                                 Fiscal Year Ended the Last Day of February,
                           ______________________________________________________
                           1994 (1)    1993 (2)    1992 (2)    1991 (2)   1990 (2)
                           ________    ________    ________    ________   _______
Income Statement Data:
 Net sales               $1,244,200  $1,085,700  $1,004,300  $  789,700 $  672,700
                         ==========  ==========  ==========  ========== =========
 Operating income (3)    $  131,800  $  113,600  $  108,600  $   88,000 $   77,700
  Interest expense           50,100      51,600      64,700      60,600     51,200
                         __________  __________   _________  __________  _________
  Operating income,
   net of interest
   expense               $   81,700  $   62,000  $   43,900  $   27,400 $   26,500
                         ==========  ==========  ==========  ========== ==========
 Income from
  continuing
  operations:
   Before securities
    transactions         $   51,100  $   39,100  $   28,400  $   17,000 $   16,300
   Securities
    transactions               -           -         (1,600)        600      3,600
                         __________  __________  __________   _________  _________
    Total from
     continuing
     operations              51,100      39,100      26,800      17,600     19,900
  Discontinued
   operations                  -          3,600       2,000       4,700     39,800
  Extraordinary items       (21,700)     (3,700)     (4,500)        700     10,000
  Cumulative effect of
   accounting change        (26,000)       -           -           -          -
                         __________  __________  __________   __________  ________
     NET INCOME          $    3,400  $   39,000  $   24,300  $   23,000 $   69,700
                         ==========  ==========  ==========  ========== ==========

 Primary income
  per share (4):
   Continuing
    operations:
    Before securities
     transactions        $     1.20  $      .93  $      .86  $      .68 $      .58
    Securities
     transactions              -           -           (.05)        .02        .13
                         __________  __________  __________  __________  _________
      Total from
       continuing
       operations              1.20         .93         .81         .70        .71
   Discontinued
    operations                 -            .09         .06         .18       1.41
   Extraordinary items         (.51)       (.09)       (.14)        .03        .36
   Cumulative effect of
    accounting change          (.61)       -           -           -          -
                         __________  __________  __________  __________ __________
     NET INCOME          $      .08  $      .93  $      .73  $      .91 $     2.48
                         ==========  ==========  ==========  ========== ==========


                           1994 (1)    1993 (2)    1992 (2)   1991 (2)   1990 (2)
                           -------     --------    --------   --------   --------

 Fully-diluted income
  per share (4):
   Continuing
    operations:
    Before
     securities
     transactions        $     1.09  $      .87  $      .78  $      .59  $     .52
    Securities
     transactions                -          -          (.04)        .02        .10
                         _________   __________   _________  __________  __________
       Total from
        continuing
        operations             1.09         .87         .74         .61        .62
   Discontinued
    operations                 -            .07         .05         .14       1.09
   Extraordinary
    items                      (.43)       (.07)       (.12)        .02        .28
   Cumulative effect of
    accounting change          (.51)        -          -           -           -
                         __________  __________  __________  __________  _________
     NET INCOME          $      .15  $      .87  $      .67  $      .77  $    1.99
                         ==========  ==========  ==========  ==========  =========

 Weighted average
  number of shares
  outstanding (4):
    Primary                  42,481      41,993      33,140      25,256     28,153
    Fully-diluted            50,747      50,325      38,358      33,351     36,283

Balance Sheet Data:
 Working capital         $  312,800  $  275,400  $  285,500  $  345,100  $ 262,300
 Total assets            $1,282,300  $1,124,800  $1,104,500  $1,100,100  $ 872,100
 Long-term debt          $  567,200  $  497,100  $  525,400  $  717,600  $ 544,200
 Stockholders'
  equity (5)             $  345,400  $  345,600  $  311,900  $  170,000  $ 159,700



____________________________

(1) Includes the results of operations of the PTI business from its June 1993 acquisition date, and excludes the results of discontinued operations.

(2) Income Statement data has been restated to reflect the effects of the adoption of SFAS #109, Accounting For Income Taxes, and to exclude the results of discontinued operations. Balance Sheet Data has been restated to reflect the adoption of SFAS #109.

(3) Represents income from continuing operations before interest expense, securities transactions and taxes.

(4) Adjusted to reflect the three-for-two stock distributions in April 1992 and November 1989, and the 5% stock dividends paid in April 1994, May 1993, July 1992, April 1991 and July 1990.

(5) The Company declared cash dividends of approximately $.098; $.084; $.066 and $.058 per share in fiscal 1994, 1993, 1992 and 1991, respectively. No cash dividends were paid in years preceding fiscal 1991.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



Financial Condition

      In early fiscal 1992, management stated its intention to significantly reduce long-term debt levels by the application of cash generated through earnings, reductions in working capital requirements, and the sale of non-core businesses and non-operating assets. At the end of fiscal 1993, long-term debt had been reduced by approximately $220,500,000 (31%) from the $717,600,000 level at February 28, 1991 to $497,100,000 at February 28, 1993.
The reduction brought the Company's level of long-term debt as a percentage of total capitalization from 80.8% at February 28, 1991 to 59.0% at February 28, 1993.

      Having accomplished significant debt reductions by the end of fiscal 1993, the Company's emphasis shifted to building its core businesses by expanding their product coverage and increasing their global presence.

      In June 1993, the Company completed its acquisition of Pirelli Trasmissioni Industriali S.p.A. (PTI) for a cash purchase price of $65,000,000 and the assumption of PTI bank indebtedness of $50,000,000. Financing for the PTI acquisition was provided by the Company's new credit agreements, as well as the proceeds from the sale of discontinued operations, as discussed below. PTI's operations are based in Italy, and include manufacturing and distribution centers in 5 other Western European countries, and in the U.S.

      In fiscal 1994, the Company announced the discontinuance of its non-core businesses, and completed the sale of certain of those businesses for cash proceeds of approximately $35,000,000.

      In March 1993, the Company commenced a tender offer to purchase its 13-3/8% Subordinated Debentures for a cash price of $1,137.50 per $1,000 principal amount, plus accrued interest. As a result of the tender offer and certain open-market purchases, the Company acquired approximately $138,000,000 principal amount of these debentures. The Company then completed an "in-substance defeasance" in which approximately $60,400,000 was deposited in an irrevocable trust to cover both the remaining outstanding principal amount ($52,000,000) and related interest expense requirements of these debentures.

      In March 1993, the Company also completed a public offering of $258,000,000 principal amount of its 8-3/4% Senior Subordinated Notes due April 1, 2003. A substantial portion of the net proceeds from the sale of the notes was used to fund the retirement of the Company's outstanding 13-3/8% Subordinated Debentures referred to above.

      In May 1993, the Company entered into a revolving credit agreement ("Multi-Currency Agreement") providing for a five year multi-currency revolving credit facility with a group of financial institutions in the U.S. and Europe. The Multi-Currency Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning in June 1995, with the remaining $25,000,000 of commitment expiring in May 1998. Interest rates on borrowings under the Multi-Currency Agreement are subject to change based on a specified pricing grid which increases from LIBOR plus 0.625% to LIBOR plus 1.375% per annum based on the Company's senior debt rating (as defined in the Multi-Currency Agreement). The Company is currently paying interest at LIBOR plus 1.25% on borrowings under the Multi-Currency Agreement. The Multi-Currency Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

      In July 1993, the Company entered into a Credit Agreement providing for a $300,000,000 five year revolving credit facility with a group of financial institutions. A portion of the credit facility was used to repay amounts outstanding under the Company's revolving credit facility dated June 19, 1990, which was then canceled. Interest on the Credit Agreement is based on a pricing grid which is either prime per annum or, under a LIBOR option, LIBOR plus 0.375% to LIBOR plus 1.375% per annum based on the Company's senior unsecured long-term debt ratings (as defined in the Credit Agreement). The Company is currently paying interest at LIBOR plus 0.75% on borrowings under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature and is secured by a pledge of the stock of certain of the Company's subsidiaries.

      As a result of the above, net cash provided from earnings of continuing operations was $91,200,000 in fiscal 1994, a 46% increase over the $62,600,000 provided in fiscal 1993. As of February 28, 1994, the Company had working capital of $312,800,000 and borrowing availability under its primary credit agreements of $211,000,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $51,700,000. The Company's long-term debt as a percentage of total capitalization was 62.1% at February 28, 1994. If the Company's $114,200,000 of 6-1/4% Convertible Subordinated Debentures, which are callable in February 1995, were considered to have been converted at February 28, 1994, long-term debt as a percentage of total capitalization would be approximately 49.6% at that date.

      Despite the recent increase in long-term debt resulting from the Company's PTI acquisition, management will continue to emphasize the reduction of long-term debt as a percentage of its total capital. It is anticipated that debt reductions will continue to be achieved through a combination of the application of cash generated from operations and reduced working capital requirements in the Company's existing businesses. Management believes that cash generated from operations should be sufficient to support working capital requirements and anticipated capital expenditures for the foreseeable future.

Results of Operations


      The Company classifies its operations in three core business segments:
Power and Fluid Transfer, Transportation, and Professional Audio. The Company's current business strategy is focused upon the enhancement of its three core business segments through internal growth, cost control, and quality improvement programs and selective, strategic acquisitions, with an emphasis on expanding the Company's international presence.

      The results of operations of PTI have been included in the Company's results of operations for fiscal 1994 from its June 2, 1993 acquisition date. The Company's results of operations for fiscal 1993 and 1992 have been restated to exclude the results of operations of the Company's discontinued businesses and to recognize the effects of the Company's retroactive adoption of SFAS No. 109, Accounting for Income Taxes.


      In reviewing the Company's sales performance, the following results by segment should be considered for each of the fiscal years presented (dollars
in thousands):
                                 1994                     1993              1992
                            _________________      ________________  ____________
                                                    (As Restated)    (As Restated)
                                    % Increase            % Increase
                                    Over Prior             Over Prior
                            Amount      Year       Amount    Year        Amount
                            ______  __________     _______  _________    ______

NET SALES TO CUSTOMERS
 Power and Fluid Transfer $  852,100   20.1%    $  709,400  11.7%      $  635,200
 Transportation              218,600    9.6%       199,500  (0.2)%        199,900
 Professional Audio          173,500   (1.9)%      176,800   4.5%         169,200
                          __________            __________             ___________
    Total net sales
     to customers         $1,244,200   14.6%    $1,085,700   8.1%      $1,004,300
                          ==========            ==========             ==========


      The increase in the Power and Fluid Transfer sales in fiscal 1994 is the result of internal growth of approximately $41,000,000 (5.8%), and the inclusion of the PTI operations. Excluding PTI and the negative effect of foreign currency movements, the internal growth was approximately $57,900,000 (8.2%), with $36,200,000 (5.1%) of such growth generated from the segment's U.S. operations and the balance from its foreign based operations. In fiscal 1993, the $74,200,000 (11.7%) increase over fiscal 1992 resulted from a combination of increased unit sales and the inclusion of the results of operations for the full year of a business acquired in the second half of fiscal 1992. The effects of foreign currency movements in fiscal 1993 were not significant in comparison to the amounts reported for fiscal 1992.

     The sales increase in the Transportation segment in fiscal 1994 is the result of internal growth of approximately $16,600,000 (8.3%), and the SLE acquisition at the end of fiscal 1993, net of certain negative effects of foreign currency movements in fiscal 1994. The sales increase was most significantly generated by the segment's foreign operations. Slower sales growth than anticipated was experienced in the segment's U.S. operations in fiscal 1994 as a result of delays in the development of the IVHS (Intelligent Vehicle Highway System) toll collection and traffic control markets. Sales in fiscal 1993 remained comparable to fiscal 1992, with increases in the segment's foreign operations substantially offset by declines in the segment's U.S. operations. Sales in the Professional Audio segment in fiscal 1994 remained comparable to fiscal 1993, with a slight increase in U.S. sales being offset by a decline in the segment's foreign operations. The modest increase in the Professional Audio segment's fiscal 1993 sales over fiscal 1992 was equally split between its U.S. and foreign operations.

      The Cost of Products Sold as a percentage of consolidated net sales was 64.6%, 64.4%, and 64.0% in fiscal 1994, 1993, and 1992, respectively. This consistent level of costs reflects the positive effects of the Company's cost control programs, which have helped to substantially offset the negative pressures on the margins experienced by each of the Company's three business segments. The slightly higher costs in fiscal 1994 are also caused by the contract delays referred to above and economic weakness experienced in our European markets.

      Selling and Administration costs as a percentage of consolidated net sales were 19.0%, 19.8%, and 20.0% in fiscal 1994, 1993, and 1992, respectively. The reduction in fiscal 1994 is primarily the result of operating synergies achieved from the combination of the PTI business with the previously existing European operations of the Power and Fluid Transfer business segment. The relatively consistent level of costs indicates the Company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

      Research and Development costs increased by $4,800,000 (18.4%) in fiscal 1994 over fiscal 1993, which in turn increased by $1,200,000 (4.8%) over fiscal 1992. The increase in fiscal 1994 is primarily caused by the PTI acquisition. As a percentage of consolidated net sales, such costs were approximately 2.5% in each of fiscal 1994, 1993, and 1992. This consistent level of investment reflects the Company's continuing emphasis on new product development.

      Depreciation and Amortization expense increased by $9,600,000 (29.9%)
in fiscal 1994 over fiscal 1993, which in turn increased by $3,800,000 (13.4%) over fiscal 1992. The increase in fiscal 1994 is primarily attributable to the PTI acquisition. The fiscal 1994 amount also includes $800,000 related to the restricted stock grants made in fiscal 1994. The remaining increases are primarily the result of increased capital equipment expenditures.

    The above sales and operating expense movements result in the following operating income for each of the fiscal years presented (dollars in thousands):

                                    1994                1993               1992
                              ______________    _______________    _______________
                                                  (As Restated)      (As Restated)
                                        % of               % of             % of
                                      Related            Related           Related
                              Amount   Sales    Amount    Sales    Amount   Sales
                            ________  _______   ______   _______ ________  ______
OPERATING INCOME
 Power and Fluid Transfer   $ 97,800   11.5%   $ 79,200   11.2%  $ 67,000  10.5%
 Transportation               27,000   12.4%     24,900   12.5%    27,100  13.6%
 Professional Audio           21,900   12.6%     22,000   12.4%    23,900  14.1%

  Total operating income     146,700   11.8%    126,100   11.6%   118,000  11.7%

General corporate            (14,900)  (1.2)%   (12,500)  (1.1)%   (9,400) (0.9)%
Continuing operations,
 before interest,
 securities transactions,
 and taxes                  $131,800   10.6%   $113,600   10.5%  $108,600  10.8%
                            ========   =====   ========   =====  ========  =====

      In spite of the increased interest cost resulting from the PTI acquisition, interest expense of continuing operations in fiscal 1994 was down $1,500,000 (2.9%) from the amount incurred in fiscal 1993, which in turn was down $13,100,000 (20.3%) from fiscal 1992. The reduction in fiscal 1994 was primarily the result of the Company's repurchase and in-substance defeasance of its 13-3/8% subordinated debentures at the beginning of the fiscal year, which was refinanced with the issuance of the Company's 8-3/4% Senior Subordinated Notes. The reduction in fiscal 1993 was accomplished primarily as a result of the Company's debt reduction program in fiscal 1993 and 1992, which substantially reduced the outstanding amounts of high interest rate debt. The Company's improved financial position at the end of fiscal 1992, as well as the overall reduction in the economic interest rate as compared to fiscal 1992, also contributed to lower interest costs in fiscal 1993. The interest expense amounts reported for continuing operations also reflect the allocation of $2,200,000; $5,00,000; and $6,400,000 to discontinued operations in fiscal 1994, 1993, and 1992, respectively, since the proceeds from the disposal of these businesses have been utilized to reduce indebtedness, and therefore related interest expense as well.

      The loss on securities transactions in fiscal 1992 reflects costs of $2,100,000 related to the Company's conversion of its 7% Convertible Subordinated Debentures, as well as the net effects of the Company's sale of certain other investments and idle assets.

      The Company's provision for income tax as a percentage of the pre-tax accounting income was approximately 37.5%, 37.0%, and 35.4% in fiscal 1994, 1993, and 1992, respectively. The succeeding higher rates in fiscal 1994 and 1993 are primarily the result of increased income in foreign locations with higher statutory tax rates than in the U.S. The effective tax rate in fiscal 1994 was not quite as high as previously anticipated, due to certain one-time permanent tax differences. However, the rate is expected to increase in fiscal 1995 as a result of the increased foreign income as a percentage of total consolidated income.

      As a result of all of the above, the Company's income from continuing operations in fiscal 1994 increased $12,000,000 (30.7%) over fiscal 1993. In turn, fiscal 1993 income from continuing operations increased $12,300,000 (45.9%), most notably by the reduction in interest expense over fiscal 1992.

      As a result of the debt extinguishment referred to above, the Company incurred extraordinary losses, net of related tax benefits, of $21,700,000; $3,700,000; and $4,500,000 in fiscal 1994, 1993, and 1992, respectively.
Additionally, the Company's adoption of SFAS No. 106 in fiscal 1994 resulted in the recognition of a net of tax charge of $26,000,000 as the cumulative effect of the accounting change in fiscal 1994. The above extraordinary items and one-time charge resulted in significantly reduced net income of $3,400,000 in fiscal 1994 in comparison to the $39,000,000 earned in fiscal 1993. Since the discontinued operations and extraordinary charges were comparable in fiscal 1993 and 1992, the net income reported in those years is consistent with the reported income from continuing operations discussed above.


Impact of Inflation

      Generally, the Company has been able to pass on or offset inflation-related cost increases; consequently, inflation has had no material impact on income from operations.


Recently Issued Accounting Standards

      In November 1992, the Financial Accounting Standards Board issued Statement No 112, Employers' Accounting for Postemployment Benefits (SFAS No.
112), which requires that accrual accounting be used to value the cost of benefits provided to former or inactive employees who have not yet retired. The benefits covered by the statement include salary continuation, disability, severance, and health care. The statement will be effective for the Company's 1995 fiscal year, and could require a cumulative catch-up charge against income, measured as of the beginning of fiscal 1995. The Company is currently evaluating the impact of this statement; however, it is not expected to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Index to Financial Statements
                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 28, 1994. . . . . . . . . . . . . . . . . . . . . .27

Financial Statements:

 Consolidated Balance Sheets at February 28, 1994 and 1993 . . . . . . . . .28

 Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 28, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . .29
 Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 28, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .30

 Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 28, 1994 . . . . . . . . . . . . . . . . . . . .31

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .32

                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Mark IV Industries, Inc.


We have audited the accompanying consolidated balance sheets of Mark IV Industries, Inc. and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark IV Industries, Inc. and subsidiaries as of February 28, 1994 and 1993, and consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 28, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 10 and 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions, in accordance with statements of the Financial Accounting Standards Board.

                                       COOPERS & LYBRAND






Rochester, New York
March 29, 1994, except as
 to the information presented
 in the first and second
 paragraphs of Note 13 and
 in the first paragraph of
 Note 14, for which the
 date is April 8, 1994

                           MARK IV INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          FEBRUARY 28, 1994 AND 1993
                            (Dollars in Thousands)



      ASSETS                                           1994           1993
                                                       ____           ____
                                                                 (As Restated)
Current Assets:
  Cash                                             $      500     $    2,700
  Accounts receivable                                 275,100        228,100
  Inventories                                         265,000        243,800
  Other current assets                                 42,100         21,800
      Total current assets                            582,700        496,400
Pension related and other
 non-current assets                                   126,300        114,100
Property, plant and equipment, net                    365,300        318,300
Cost in excess of net assets acquired
  and deferred charges                                208,000        196,000
      TOTAL ASSETS                                 $1,282,300     $1,124,800

   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities of debt     $   45,000     $   34,800
  Accounts payable                                     99,700         77,600
  Compensation related liabilities                     43,100         39,600
  Accrued interest                                     13,600         14,200
  Accrued expenses and other liabilities               67,000         45,100
  Income taxes payable                                  1,500          9,700
      Total current liabilities                       269,900        221,000

Long-Term Debt:
  Senior debt                                         195,000        194,300
  Subordinated debt                                   372,200        302,800
      Total long-term debt                            567,200        497,100
Other non-current liabilities                          99,800         61,100
Stockholders' Equity:
  Common stock - $.01 par value;
   Authorized 100,000,000 shares;
   Issued 42,697,864 shares in 1994 and
   42,188,178 shares in 1993                              400            400
  Additional paid-in capital                          261,500        219,300
  Retained earnings                                    88,600        128,300
  Foreign currency translation adjustment              (5,100)        (2,400)
     Total stockholders' equity                       345,400        345,600

     TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY                       $1,282,300     $1,124,800
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.


                           MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
           YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 and 1992
                 (Amounts in Thousands, Except Per Share Data)



                                            1994           1993           1992
                                            ____           _____          ____
                                                      (As Restated)  (As Restated)

Net sales                               $1,244,200      $1,085,700     $1,004,300
Operating costs:
  Cost of products sold                    803,500         698,800        641,900
  Selling and administration               236,300         215,100        200,600
  Research and development                  30,900          26,100         24,900
  Depreciation and amortization             41,700          32,100         28,300
    Total operating costs                1,112,400         972,100        895,700
  Operating income                         131,800         113,600        108,600
Interest expense                            50,100          51,600         64,700
Loss on securities transactions               -               -             2,400
  Income from continuing operations
   before provision for taxes               81,700          62,000         41,500
Provision for taxes                         30,600          22,900         14,700
  Income from continuing operations         51,100          39,100         26,800
Income from discontinued operations,
 net of tax                                   -              3,600          2,000
  Income before extraordinary items
   and cumulative effect of
   accounting change                        51,100          42,700         28,800
Extraordinary loss from early
 extinguishment of debt, net of tax
 benefit of $12,300; $2,000; and $2,500    (21,700)         (3,700)        (4,500)
Cumulative effect of a change in
 accounting principle                      (26,000)           -              -
  NET INCOME                            $    3,400      $   39,000     $   24,300
                                        ==========      ==========     ==========
Net income per share of common stock:
  Primary:
   Income from continuing operations    $     1.20      $      .93     $      .81
   Income from discontinued operations        -                .09            .06
   Extraordinary loss                         (.51)           (.09)          (.14)
   Cumulative effect of a change in
    accounting principle                      (.61)            -             -
     NET INCOME                         $      .08      $      .93     $      .73
                                        ==========      ==========     ==========
  Fully-diluted:
  Income from continuing operations     $     1.09      $      .87     $      .74
   Income from discontinued operations        -                .07            .05
   Extraordinary loss                         (.43)           (.07)          (.12)
   Cumulative effect of a change in
    accounting principle                      (.51)           -              -
     NET INCOME                         $      .15      $      .87     $      .67
                                        ==========      ==========     ==========
Weighted average shares outstanding:
  Primary                                   42,481          41,993         33,140
                                        ==========      ==========     ==========
  Fully-diluted                             50,747          50,325         38,358
                                        ==========      ==========     ==========

    The accompanying notes are an integral part of these financial statements.


                             MARK IV INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 AND 1992
                   (Dollars in Thousands Except Per Share Data)



                                                            Retained     Foreign
                                                Additional  Earnings     Currency
                                     Common      Paid-in      (As      Translation
                                     Stock       Capital    Restated)   Adjustment
                                     ______     ________    ________    __________

Balance at  February 28, 1991        $  300     $ 66,400    $134,600     $  3,600

  Net income for fiscal 1992                                  24,300
  Cash dividends of $.066 per share                           (2,400)
  Retirement of treasury stock         (100)     (34,800)
  Public sale of common
   stock at $7.50 per share             100       60,400
  Sale of common stock to
   Pension Plan at $9.79 per share                 6,800
  Conversion of 7%
   Convertible Debentures               100       55,900
  Exercise of stock options                          100
  Translation adjustments                                                  (3,400)

Balance at February 29, 1992            400      154,800     156,500          200

  Net income for fiscal 1993                                  39,000
  Cash dividends of $.084 per share                           (3,600)
  Stock dividend of 5%
   issued in July 1992                            27,900     (27,900)
  Stock dividend of 5%
   issued in May 1993                             35,700     (35,700)
  Exercise of stock options                          900
  Translation adjustments                                                  (2,600)

Balance at February 28, 1993            400      219,300     128,300       (2,400)

  Net income for fiscal 1994                                   3,400
  Cash dividends of $.098 per share                           (4,200)
  Stock dividend of 5% issued
   in April 1994                                  38,900     (38,900)
  Restricted stock grants, net                       800
  Conversion of 6-1/4% Convertible
   Debentures                                        100
  Exercise of stock options,
   including related tax benefits                  2,400
  Translation adjustments                                                  (2,700)

Balance at February 28, 1994         $ 400      $261,500    $ 88,600     $ (5,100)
                                     =====      ========    ========     ========


    The accompanying notes are an integral part of these financial statements.



                             MARK IV INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 AND 1992
                              (Dollars in Thousands)

                                                1994         1993         1992
                                                ____         ____         ____
                                                       (As Restated) (As Restated)

Cash flows from operating activities:
  Income from continuing operations           $ 51,100     $ 39,100     $ 26,800
  Items not affecting cash:
   Depreciation and amortization                41,700       32,100       28,300
   Pension and compensation related            (12,400)     (12,500)     (10,700)
   Deferred income taxes                        10,800        3,900        2,200
      Net cash provided by earnings             91,200       62,600       46,600
   Changes in assets and liabilities, net
     of effects of businesses acquired and
     discontinued:
      Accounts receivable                      (27,200)     (12,000)      25,600
      Inventories                               (7,700)       1,300       22,300
      Other assets                              (5,700)       6,000        1,900
      Accounts payable                          (2,600)       3,800        3,800
      Other liabilities                         (8,400)     (21,400)     (15,400)
        Net cash provided by
         continuing operations                  39,600       40,300       84,800
  Discontinued operations,
   before non-cash items                         1,100        8,800        7,200
  Extraordinary items, before
   deferred charges                            (30,100)      (4,900)      (6,200)
        Net cash provided
         by operating activities                10,600       44,200       85,800
Cash flows from investing activities:
  Acquisitions                                 (65,000)      (4,000)      (9,300)
  Divestitures                                  35,000       12,200          -
  Purchase of plant and equipment, net         (38,000)     (32,900)     (19,200)
  Proceeds from sale of assets                    -           1,300       23,000
     Net cash used in investing activities     (68,000)     (23,400)      (5,500)
Cash flows from financing activities:
  Credit agreement borrowings, net             (30,000)      65,000     (116,500)
  Multi-currency credit agreement
   borrowings, net                              48,400         -            -
  Purchases of senior and
   subordinated debt                          (190,200)     (62,800)    (121,700)
  Issuance of subordinated debt                258,000         -         114,300
  Other changes in long-term debt, net         (18,900)     (33,600)     (18,600)
  Changes in short-term bank borrowings         (8,300)      11,700       (3,800)
  Common stock transactions                        800          900       67,400
  Cash dividends paid                           (4,100)      (3,300)      (2,400)
      Net cash provided by (used in)
       financing activities                     55,700      (22,100)     (81,300)
Effect of exchange rate fluctuations              (500)        (600)        (300)
      Net decrease in cash                      (2,200)      (1,900)      (1,300)
Cash and cash equivalents:
  Beginning of the year                          2,700        4,600        5,900
  End of the year                             $    500     $  2,700     $  4,600
                                              ========     ========     ========

    The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Translation gains and losses are not included in determining net income, but are accumulated in a separate component of stockholders' equity. Foreign currency transactions are included in income as realized, and amounted to gains (losses) of $300,000; ($700,000) and $300,000 in fiscal 1994, 1993, and 1992, respectively. During fiscal 1994, the Company entered into foreign currency forward contracts, of which the notional amount outstanding was $27,000,000 at February 28, 1994. The forward contracts hedge transactions in existing non-U.S. dollar denominated inter-company receivables and payables.

Net Income Per Share of Common Stock

Primary net income per share is calculated on the basis of the weighted average number of shares outstanding during each period, adjusted for subsequent stock distributions. Common stock equivalents which would arise from the exercise of stock options, using the treasury stock method, were not significant and have not been included in the calculation.

Fully-diluted net income per share, in addition to the weighted average determined above, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 6-1/4% and 7% Convertible Subordinated Debentures (for the periods outstanding), as well as the elimination of related interest expense, net of income tax effects.

All income per share amounts have been calculated as if the stock split distributed in April 1992, and the stock dividends distributed in April 1994, May 1993 and July 1992 had occurred on March 1, 1991, the beginning of fiscal 1992. The weighted average number of shares outstanding have been determined as if shares issued pursuant to the stock distributions had been issued at that date and income per share amounts for fiscal 1993 and 1992 have been restated accordingly.

                          MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Changes in Accounting Policies

As discussed in Note 10, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective March 1, 1993, the beginning of fiscal 1994. The Company adopted SFAS No. 109 by restating prior years' financial statements for all years back to and including fiscal 1986. As discussed in Note 12, the Company also adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as of March 1, 1993. The Company adopted SFAS No. 106 by the immediate recognition of its accumulated benefit obligation.


Statements of Cash Flows

For purposes of cash flows, the Company considers overnight investments as cash equivalents. Interest and investment earnings are netted against interest expense and amounted to approximately $400,000; $300,000; and $700,000 in fiscal 1994, 1993 and 1992, respectively. The Company paid interest of approximately $52,900,000; $58,700,000; and $74,100,000 in fiscal
1994, 1993 and 1992, respectively. Such amounts include $2,200,000; $5,000,000 and $6,400,000 allocated to the costs of discontinued operations in fiscal 1994, 1993 and 1992, respectively. The Company paid income taxes of approximately $13,700,000; $11,800,000; and $7,700,000 in fiscal 1994, 1993 and 1992, respectively. Liabilities recorded in connection with businesses acquired, excluding bank indebtedness, amounted to approximately $82,000,000; $3,600,000; and $63,800,000 in fiscal 1994, 1993 and 1992, respectively.


2. Acquisition

On June 2, 1993, the Company purchased the stock and assets comprising Pirelli Trasmissioni Industriali S.p.A. ("PTI"), the power transmission business of Pirelli S.p.A., for approximately $115,000,000. PTI is a manufacturer of a variety of timing belts, v-belts, v-ribbed belts and hydraulic hose sold to customers in automotive and industrial markets. PTI has manufacturing, distribution, engineering and marketing operations in six Western European countries and the United States, and employs approximately 1,500 people worldwide. PTI is a significant addition to the Company's Power and Fluid Transfer business segment. The purchase price consisted of $65,000,000 in cash and the assumption of approximately $50,000,000 of existing bank indebtedness of PTI and its subsidiaries. The funding for the transaction was provided substantially by borrowings under the Company's multi-currency credit agreement.

                            MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The acquisition has been accounted for under the purchase method, and the results of operations of PTI are included in the Company's results of operations from the date of acquisition. The Company has made a determination and allocation of the purchase price as of the acquisition date, consisting of the following (dollars in thousands):


      Accounts receivable                           $37,000
      Inventories                                    34,600
      Other current assets                            6,700
      Current notes payable to banks                (18,600)
      Accounts payable and other
       current liabilities                          (52,800)
        Net working capital acquired                  6,900
      Fixed assets                                   77,200
      Cost in excess of net assets acquired          33,000
      Long-term indebtedness to banks               (32,300)
      Other non-current items, net                  (19,800)
        Cash purchase price paid at closing         $65,000

An independent appraisal firm has been retained by the Company to determine the fair market value of all of the fixed assets included in the PTI acquisition. The above amounts are based upon the preliminary results of such appraisal, and are subject to adjustment to the extent the final valuation differs from the preliminary determination. The financial position of PTI as of February 28, 1994 has been included in the accompanying consolidated balance sheet of the Company as of that date based upon the allocation identified above. The cost in excess of net assets will be amortized over 40 years.

The following table presents the pro-forma consolidated condensed results of operations for the fiscal years ended February 28, 1994 and 1993. The pro-forma amounts give effect to the acquisition of PTI as if it had occurred on March 1, 1992, the beginning of fiscal 1993. The pro-forma amounts do not purport to be indicative of the results that actually would have been obtained had the acquisition taken place on March 1, 1992, nor are they intended to be a projection of future results (dollars in thousands, except per share data):

                                                        1994          1993
                                                           (Unaudited)

   Net Sales                                         $1,286,700   $1,243,300
   Income from continuing operations                 $   52,100   $   42,800
   Earnings per share from continuing operations:
       Primary                                       $     1.23   $     1.02
       Fully-diluted                                 $     1.11   $      .94

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Discontinued Operations

Effective May 31, 1993 (the "measurement date") the Company decided to sell its non-core business units. Such units have been accounted for as discontinued operations, and their results of operations have been excluded from continuing operations in the consolidated statement of income for fiscal 1994. The consolidated statements of income for fiscal 1993 and 1992 have been restated to exclude the discontinued operations in a similar manner.

In June 1993, the Company sold certain of its non-core instruments businesses for cash consideration of approximately $35,000,000. The businesses sold had sales of approximately $54 million for the Company's fiscal year ended February 28, 1993. The proceeds from the sale were used to repay a portion of the debt incurred to finance the acquisition of PTI, as discussed in Note 2. The remaining net assets of discontinued operations as of February 28, 1994 amount to approximately $28,100,000. Such amounts have been segregated in the balance sheet and offset by a corresponding amount of long-term debt, on the assumption that the net sale proceeds will equal or exceed the net asset amount, and all such proceeds will be utilized to offset existing borrowings of the Company.

The results of operations of these discontinued businesses in fiscal 1993 and 1992 were as follows (dollars in thousands):
                                                       1993         1992

   Sales                                             $136,300     $141,300

   Income before provision for taxes                 $  5,600     $  3,100
   Provision for taxes                                  2,000        1,100
   Income from discontinued operations               $  3,600     $  2,000

Sales of the discontinued operations in fiscal 1994 were $26,800,000 through the measurement date, and approximately $42,300,000 from the measurement date through February 28, 1994. The related income from these operations has been deferred until the ultimate disposition of the businesses, which is expected to occur in fiscal 1995.


4.  Accounts Receivable

Accounts receivable are reflected net of allowances for doubtful accounts of $17,600,000 and $13,000,000 at February 28, 1994 and 1993, respectively. The amount at February 28, 1993 includes $800,000 related to discontinued operations.

                            MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Inventories

Inventories include contracts in process, and are stated at the lower of cost or market. The cost of inventories is determined primarily on the last-in, first-out (LIFO) method. As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed FIFO costs by approximately $35,000,000 and $39,800,000 at February 28, 1994 and 1993,
respectively. The excess at February 28, 1993 includes $2,800,000 related to discontinued operations.

Inventories consist of the following at February 28, 1994 and 1993 (dollars in thousands):

                                                       1994          1993
                                                                (As Restated)

   Raw materials, parts, and sub-assemblies          $ 67,700      $ 70,300
   Work-in-process                                     43,500        62,400
   Finished goods                                     157,100       123,500
                                                      268,300       256,200
   Less progress billings                               3,300        12,400
   Inventories                                       $265,000      $243,800

The amount at February 28, 1993 includes $21,100,000 related to discontinued operations, which is net of related progress billings of $10,900,000.



6.  Property, Plant and Equipment

Property, plant and equipment is stated at cost and consists of the following at February 28, 1994 and 1993 (dollars in thousands):
                                                       1994         1993
                                                                (As Restated)

   Land and land improvements                        $ 35,700     $ 31,800
   Buildings                                          115,700       99,600
   Machinery and equipment                            324,700      296,700
     Total property, plant and equipment              476,100      428,100
   Less accumulated depreciation                      110,800      109,800
     Property, plant and equipment, net              $365,300     $318,300

The cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts, and any resulting gain or loss is reflected in income. The net amount at February 28, 1993 includes $31,000,000 related to discontinued operations.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company provides for depreciation of plant and equipment on methods and rates designed to amortize the cost of such plant and equipment over its useful life. Depreciation is provided principally on the straight-line method and amounted to approximately $33,200,000; $29,800,000; and $26,900,000 in fiscal 1994, 1993 and 1992, respectively. Of such amounts, approximately $4,000,000 and $3,600,000 relates to discontinued operations in fiscal 1993 and 1992, respectively.


7.  Cost in Excess of Net Assets Acquired and Deferred Charges

Cost in excess of net assets acquired, net of accumulated amortization, amounted to approximately $196,100,000 and $187,800,000 at February 28, 1994 and 1993 respectively. The change in fiscal 1994 includes approximately $33,000,000 related to the Company's PTI acquisition, and also reflects the elimination of approximately $18,200,000 related to the Company's discontinued operations. The costs related to continuing operations are being amortized on the straight-line method over 40-year periods from the acquisition dates of the respective businesses, and resulted in amortization expense of approximately $5,700,000; $4,700,000 and $3,900,000 in fiscal 1994, 1993 and
1992, respectively. Accumulated amortization of such costs was approximately $22,700,000 and $17,000,000 at February 28, 1994 and 1993, respectively.

Deferred charges, net of accumulated amortization, amounted to approximately $11,900,000 and $8,200,000 at February 28, 1994 and 1993, respectively. Such amounts include costs incurred in connection with the issuance of the Company's credit agreements and the sale of subordinated debentures, and are being amortized over their respective terms.

8.  Long-Term Debt

Long-term debt consists of the following at February 28, 1994 and 1993 (dollars in thousands):

                                                       1994          1993
   Senior debt:
     Credit Agreement                                $140,000     $170,000
     Multi-Currency Agreement                          48,400         -
     Other items                                       40,500       30,200
       Total                                          228,900      200,200
     Less current maturities                           (5,800)      (5,900)
     Less amounts allocated
      to discontinued operations                      (28,100)        -
       Net senior debt                                195,000      194,300

   Subordinated debt:
     8-3/4% Senior Subordinated Notes                 258,000         -
     6-1/4% Convertible Subordinated Debentures       114,200      114,300
     13-3/8% Subordinated Debentures                     -         188,500
       Total subordinated debt                        372,200      302,800
       Total long-term debt                          $567,200     $497,100

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In July 1993, the Company entered into a Credit Agreement providing for a $300,000,000 five-year revolving credit facility with a group of financial institutions. A portion of the credit facility was used to repay amounts outstanding under the Company's revolving credit facility dated June 19, 1990, which was then canceled. Interest on the Credit Agreement is based on a pricing grid which is either prime per annum or, under a LIBOR option, LIBOR plus 0.375% to LIBOR plus 1.375% per annum based on the Company's senior unsecured long-term debt ratings (as defined in the Credit Agreement). The Company is currently paying interest at LIBOR plus 0.75% on borrowings under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants customary in an agreement of this nature, and is secured by the stock of certain of the Company's subsidiaries.

In May 1993, the Company entered into a revolving credit agreement ("Multi-Currency Agreement") providing for a five year multi-currency revolving credit facility with a group of financial institutions in the U.S. and Europe. The Multi-Currency Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning in June 1995, with the remaining $25,000,000 of commitment expiring in May 1998. Interest rates on borrowings under the Multi-Currency Agreement are subject to change based on a specified pricing grid which increases from LIBOR plus 0.625% to LIBOR plus 1.375% per annum based on the Company's senior debt rating (as defined in the Multi-Currency Agreement). The Company is currently paying interest at LIBOR plus 1.25% on borrowings under the Multi-Currency Agreement. The Multi-Currency Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

In March 1993, the Company completed a public offering of $258,000,000 principal amount of its 8-3/4% Senior Subordinated Notes due April 2003. A substantial portion of the net proceeds from the sale of the notes was used to fund the retirement of the Company's 13-3/8% Subordinated Debentures. There are no sinking fund requirements on the Senior Subordinated Notes and they may not be redeemed until April 1998. At such date they are redeemable at 104.375% of principal amount, and thereafter at an annually declining premium over par until April 2001 when they are redeemable at par. The Indenture limits the payment of dividends and the repurchase of capital stock, and includes certain other restrictions and limitations customary with subordinated indebtedness of this type.

The 6-1/4% Convertible Subordinated Debentures are convertible into shares of the Company's common stock at a conversion price of $14.37 per share, subject to adjustment. The Company is required to make sinking fund payments commencing February 2002, calculated to retire 50% of the debentures prior to their February 2007 maturity. The debentures may not be redeemed until February 1995. At such date they are redeemable at 104.375% of principal amount, and thereafter at an annually declining premium over par until February 2002, when they are redeemable at par.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In March 1993, the Company offered to purchase its 13-3/8% Subordinated Debentures for a cash price of $1,137.50 per $1,000 principal amount, plus accrued interest. As a result of the offer, and certain open-market purchases, the Company acquired approximately $138,000,000 principal amount of these debentures. The Company then completed an "in-substance defeasance" in which approximately $60,400,000 was deposited in an irrevocable trust to cover both the remaining outstanding principal amount ($52,000,000) and the related interest expense requirements of these debentures. The Company recognized an extraordinary loss, net of tax, of approximately $21,700,000 as a result of the extinguishment of this debt in fiscal 1994. The Company also acquired or defeased approximately $63,000,000 and $122,000,000 of its indebtedness and recognized an extraordinary loss, net of tax, of $3,700,000 and $4,500,000 in fiscal 1993 and 1992, respectively.

The fair value of the 6-1/4% Convertible Subordinated Debentures exceeds their recorded value by approximately $48,000,000 as of February 28, 1994, based upon the quoted market value of the debentures as of that date. The fair value of the 8-3/4% Senior Subordinated Notes exceeds their recorded value by approximately $6,000,000 as of February 28, 1994, based upon the quoted market value of such notes as of that date. Since the rest of the Company's notes payable and senior debt are primarily floating rate debt, their recorded amounts approximate their fair values as of February 28, 1994. The recorded amounts for other financial instruments, such as cash and accounts receivable, approximate their fair value.

Annual maturities of the Company's long-term debt for the next five fiscal years are: 1995-$5,800,000; 1996-$18,200,000; 1997-$4,000,000; 1998-
$26,900,000; and 1999-$138,200,000.



9.  Leases

The Company has operating leases which expire at various dates through 2002 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals primarily for increases in maintenance costs and property taxes. Total rental expense for continuing operations under operating leases was $15,900,000; $15,900,000; and $15,400,000 in fiscal 1994,
1993 and 1992, respectively.

Minimum rental payments under operating leases of continuing operations and having an initial or remaining noncancellable term in excess of 12 months are:
1995-$13,200,000; 1996-$11,200,000; 1997-$10,100,000; 1998-$9,100,000;
1999-$7,400,000; 2000 and thereafter $22,100,000.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  Income Taxes

The company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), in fiscal 1994. The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to the liability method. The Company adopted SFAS No. 109 retroactively by restating prior years' financial statements for all years back to and including fiscal 1986.

Income from continuing operations and the related provision for taxes under SFAS No. 109 for fiscal 1994, 1993 and 1992 consists of the following (dollars in thousands):

                                           1994       1993         1992
                                                 (As Restated) (As Restated)
Income from continuing operations
 before provision for taxes:
   United States                         $45,800     $41,400      $27,800
   Foreign                                35,900      20,600       13,700
 Total income from continuing
  operations before provision
  for taxes                              $81,700     $62,000      $41,500

Provision for taxes on income from
 continuing operations:
  Currently payable:
   United States                         $14,500     $10,900      $ 6,900
   Foreign                                 5,300       8,100        5,600
 Total currently payable                  19,800      19,000       12,500
  Deferred:
   United States                           3,600       4,200        2,800
   Foreign                                 7,200        (300)        (600)
 Total deferred                           10,800       3,900        2,200
 Total provision for taxes               $30,600     $22,900      $14,700


The cumulative effect of the January 1993 increase in the U.S. statutory tax rate was not significant. As a result of the exercise of certain employees' incentive stock options, the Company realized a tax benefit of $1,700,000 which has been recognized as a direct increase in additional paid-in capital.

                            MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 28, 1994 and 1993 (dollars in thousands):


                                                       1994         1993
                                                       ____         ____
Current:
   Accounts receivable                               $  3,900     $  3,000
   Inventories                                         (9,500)      (9,500)
   Compensation related                                 3,400        3,100
   Tax credit and net
    operating loss carryforwards                        9,000         -
   Other items                                          7,500          800
     Total current asset (liability)                   14,300       (2,600)
   Valuation allowance                                 (4,000)        -
   Net current asset (liability)                     $ 10,300     $ (2,600)

Non-current:
   Fixed and intangible assets                       $(39,500)    $(47,800)
   Pension and other benefit plans                    (21,400)     (31,800)
   Tax credit and net
    operating loss carryforwards                       29,400       35,900
   Capital loss carryforwards                          11,300       19,300
   All other items                                     19,600       23,400
     Total non-current liability                         (600)      (1,000)
   Valuation allowance                                (16,800)     (19,300)
     Net non-current liability                       $(17,400)    $(20,300)


The net current amount is included in other current assets at February 28, 1994, and in income taxes payable at February 28, 1993. The net non-current amount is included in other non-current liabilities at February 28, 1994 and 1993.

The current valuation allowance offsets foreign tax benefits established in the PTI acquisition which may not be realized. To the extent the benefits are realized, the valuation allowance will be reversed with a corresponding reduction in the cost in excess of net assets acquired resulting from the PTI acquisition. The non-current valuation allowance is primarily attributable to the capital loss carryforwards, which are available to use primarily through fiscal 1996. The change in the non-current valuation allowance relates to capital loss carryforward benefits realized in discontinued operations.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management of the Company has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income will more likely than not be sufficient to utilize the tax credit and net operating loss carryforwards in their carryforward periods, which run substantially through fiscal 2007. The undistributed earnings of the Company's foreign subsidiaries have been reinvested in each country, and are not expected to be remitted back to the parent company. Accordingly, no federal income taxes have been provided on such earnings as of February 28, 1994. The determination of the possible tax effect relating to such reinvested income is not practicable.

The provision for taxes on income from continuing operations for fiscal 1994, 1993, and 1992 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                      1994           1993            1992
                                      ____           ____            ____
                                                (As Restated)   (As Restated)
Expected tax at United States
 statutory income tax rate           $28,600        $21,100         $14,100
Permanent differences                  1,200            900             400
State and local income taxes           1,200            600             700
Tax credits                             (500)          (400)           (800)
Foreign tax rate differences             100            700             300
    Total provision for taxes        $30,600        $22,900         $14,700


As a result of prior acquisitions, the retroactive adoption of SFAS No. 109 resulted in increases in property, plant and equipment of $17,800,000; cost in excess of net assets acquired of $43,000,000; deferred tax assets of $19,000,000 and deferred tax liabilities of $79,800,000. The adoption of SFAS No. 109 also resulted in a cumulative decrease in stockholders' equity as of February 28, 1991 of $7,800,000, which adjustment included increased tax expense for preceding years through fiscal 1991 of $800,000. The increase in property, plant and equipment and cost in excess of net assets acquired resulted in increased depreciation and amortization in prior years of approximately $2,500,000 per year, of which $2,000,000 relates to continuing
operations, and $500,000 relates to discontinued operations.   The effects of
this accounting change on the results of continuing operations for fiscal 1993 and 1992 are as follows (dollars in thousands, except per share data):

                                                       1993          1992
                                                       ____          ____
Income from continuing operations
 before provision for taxes                          $(2,000)      $(2,000)
Provision for taxes                                     (600)          300
  Income from continuing operations                  $(2,600)      $(1,700)
Income per share from continuing operations:
  Primary                                            $  (.06)      $  (.05)
  Fully-diluted                                      $  (.05)      $  (.04)

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Pension and Profit Sharing Plans

The Company has a variety of defined benefit plans covering both union and non-union employees. Under the union plans, employee benefits are computed based on a dollar amount multiplied by the number of years of service. Benefits under the non-union plans are computed in a similar manner for certain plans, and based on the employees' earnings in other plans.

The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company's consolidated balance sheets at February 28, 1994 and 1993 (dollars in thousands):

                                                       1994        1993
                                                       ____        ____
                                                              (As Restated)
Actuarial present value of benefit obligations:
   Vested                                           $(233,300)   $(202,900)
   Accumulated                                      $(236,100)   $(204,800)
   Projected                                        $(241,900)   $(211,100)
Plan assets at fair value                             314,300      300,100
Plan assets in excess of projected
 benefit obligation                                    72,400       89,000
Unrecognized net loss and
 differences in assumptions                            36,400        6,800
Unrecognized prior service costs                        3,100        2,600
Prepaid pension cost recognized in the
 consolidated balance sheets                        $ 111,900    $  98,400
                                                    =========    =========

The plans' assets consist of corporate and government bonds, guaranteed investment contracts, listed common stocks and real estate investments. Included in the plans' assets are common stock of the Company with a market value of approximately $16,500,000 and the Company's 6-1/4% and 8-3/4% subordinated debentures with a market value of $11,800,000 at February 28, 1994.

Net pension income for the defined benefit plans in fiscal 1994, 1993, and 1992 includes the following components (dollars in thousands):

                                     1994           1993          1992
                                               (As Restated) (As Restated)
Service cost-benefits
 earned during the period          $ (2,900)     $ (2,700)     $ (2,500)
Interest cost on projected
 benefit obligation                 (18,200)      (17,300)      (16,900)
Actual return on assets              32,100        36,600        36,400
Net amortization and deferral         2,500        (4,100)       (6,300)
   Net pension income              $ 13,500      $ 12,500      $ 10,700
                                   ========      ========      ========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following assumptions were utilized to measure net pension income for each of the fiscal years presented, as well as the projected benefit obligation as of the end of the fiscal years:

                                           1994        1993        1992
                                           ____        ____        ____

Discount rate                             7.75%       9.00%       9.00%
Expected long-term rate of return        12.00%      12.00%      12.00%
Average increase in compensation          5.00%       5.00%       5.00%

As a result of the change in the discount rate, the projected benefit obligation as of February 28, 1994 is approximately $25,000,000 more than it would have been using the previous 9% discount rate. The change had no effect on net pension income in fiscal 1994, and is expected to reduce pension income in fiscal 1995 by approximately $500,000.

The Company also has defined contribution pension and profit sharing plans for a significant number of its salaried and hourly employees. The Company's contributions to these plans is based on various percentages of compensation, and in some instances is based upon the amount of the employees' contributions to the plans. The annual cost of these plans amounted to approximately $6,700,000; $6,600,000; and $6,000,000 in fiscal 1994, 1993 and 1992, respectively.


12.   Postretirement Benefits

The Company currently provides health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon their retirement. The plans which relate to retirees and active non-union employees include provisions which allow the Company to increase the cost to participants, or otherwise modify or terminate them as determined by management. The plans which relate to active union employees are subject to modification in the same manner as are all other compensation and benefits matters in the process of the Company's negotiations of contracts covering its union employees. The cash cost incurred by the Company for its retirees amounted to approximately $4,600,000; $3,600,000; and $3,300,000 in fiscal 1994, 1993 and 1992, respectively. Through fiscal 1993, the Company accounted for the cost of these postretirement benefits on the cash basis as they were paid.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Financial Accounting Standards Board (FASB) issued Statement No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (SFAS No.
106) in December 1990. SFAS No. 106 requires the estimated present-value of the Company's liability for its commitments to provide health and life insurance benefits to its retirees to be included in the balance sheet, either entirely as of the date of adoption, or over a transition period. Such liability is referred to as the Accumulated Benefit Obligation (ABO). The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of individual eligibility to retire and begin receiving the benefit. The Company adopted this new accounting rule as of March 1, 1993, the beginning of fiscal 1994. Prior to its adoption of SFAS No. 106, the Company advised the participants of certain plan design changes, including the establishment of caps on the amount of annual expense to be incurred by the Company. The participants are now required to pay 100% of the excess of costs incurred over the established annual caps, in addition to whatever contribution percent is required of the retirees for amounts incurred up to the amount of the caps. Actuarial calculations indicate the Company's actual costs are not expected to reach the substantial majority of the caps until fiscal 1996, and assume an annual health-care cost trend rate of 10% until that time.

The Company adopted SFAS No. 106 by recognizing the ABO entirely in fiscal 1994. The ABO was calculated on an actuarial basis using a 9% discount rate, and amounted to approximately $40,000,000 as of the March 1, 1993 adoption date. Since the Company also adopted SFAS No. 109 - Accounting for Income Taxes at the same date, the Company recognized a deferred tax asset of $14,000,000 representing the future tax benefits to be received related to the ABO. The resulting net charge of $26,000,000 ($.51 per fully diluted share) from the adoption of SFAS No. 106 has been included as the cumulative effect of a change in accounting principle in the consolidated statement of income for fiscal 1994. The company continues to fund such costs on the cash-basis, and such cash costs for these plans in fiscal 1994 have been charged against the ABO.

The ABO for fiscal 1994, and the reconciliation to the amount provided in the consolidated balance sheet, is comprised of the following elements (dollars in thousands):

                                                          Fiscal 1994
                                                   _______________________
                                                       End        Beginning
                                                   of the year   of the year
                                                   ___________   ___________
Accumulated post-retirement benefit obligation:
  Retirees and beneficiaries receiving benefits      $34,700       $29,300
  Active employees, fully eligible for benefits        4,600         4,900
  Active employees,
   not fully eligible for benefits                     6,500         5,800
     Total accumulated benefit obligation             45,800        40,000
Unrecognized net loss                                 (6,600)         -
     Post-retirement benefit liability
      recognized in the balance sheet                $39,200       $40,000
                                                     =======       =======

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's postretirement benefit expense for fiscal 1994 on the accrual method was $3,800,000. The expense is made up of a service cost for active employees of $400,000 and interest on the ABO of $3,400,000. Such cost was approximately $800,000 less than the cash-basis expense for the year, or $500,000 after tax effects ($.01 per share). The unrecognized net loss is primarily the result of a change in the discount rate from 9% at the beginning of the year to 7-3/4% at the end of the year, plus the excess of the cash-basis expense over the accrual basis expense. The change in the discount rate and the amortization of the unrecognized net loss will not have a significant effect on the Company's postretirement benefit expense for fiscal 1995. As a result of the cost caps, a 1% change in the health-care cost trend rate would have a nominal effect on the Company's ABO and annual cost.

13.  Legal Proceedings

A subsidiary of the Company was the defendant in a patent infringement case which was tried in the latter part of fiscal 1994. The decision of the Court was reached in April 1994 in favor of the plaintiff, awarding them damages and issuing an injunction which prohibits the Company from any further use of the technology at issue. Prior to the court's decision, the Company had stopped using the technology in question; therefore, the injunction will have no impact on the Company's future sales and marketing efforts. If the judgement for the plaintiff is upheld on appeal, the after-tax cost to the Company could be in the range of $2,300,000. Management of the Company has been advised by its legal counsel as to the merits of its arguments, and continues to believe it has not infringed on the plaintiff's patent.

In view of the above, management has directed its legal counsel to pursue the appeal process as diligently as possible. Management believes the ultimate conclusions of law will be decided upon by the appeals court in favor of the Company. However, in view of the trial court's findings, an accrual has been established to provide for the cost of the resolution of this issue in the event the Company is not successful. The litigation accrual did not have an effect on income, since the effects of establishing it have been offset by the reversal of accrued liabilities related to an acquisition in fiscal 1991 which management has determined are no longer required.

The Company is involved in various other legal and environmental related issues. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position.


14.  Stockholders' Equity and Stock Options

The Company's Board of Directors declared five percent stock dividends which were distributed in April 1994, May 1993 and July 1992, and a three-for-two stock split in fiscal 1992. All earnings per share amounts have been calculated as if the stock distributions had occurred on March 1, 1991, the beginning of fiscal 1992. As a result of these stock distributions, the conversion price of the Company's 6-1/4% Convertible Subordinated Debentures is $14.37 per share and approximately 7,944,000 shares have been reserved for such conversion.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In December 1993, the Company's Board of Directors authorized the repurchase of approximately 4,200,000 shares, or approximately 10 percent of the Company's outstanding common stock. This authorization, in addition to authorizations remaining from previous years, gives the Company the authority to repurchase a total of 6,400,000 additional shares, or 15% of its outstanding common stock as of February 28, 1994. The Company did not acquire any of its common stock in fiscal 1994 or fiscal 1993.

The Company's Incentive Stock Option Plans provide for granting officers and other key employees options to purchase the Company's common stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of seven to ten years. There were 1,449,467 and 1,447,735 shares reserved for the future granting of options at February 28, 1994 and 1993.

The following table summarizes the Company's stock option transactions for fiscal 1994, 1993 and 1992:


                            1994               1993               1992
                      _________________   ________________   _______________
                                Average            Average            Average
                      Option    Option    Option    Option   Option   Option
                      Shares     Price    Shares    Price     Shares   Price
                      ______    ______    ______    _____     ______  ______
Balance at
 beginning
 of year              737,285    $ 7.65   843,097   $ 4.25    526,175   $2.94
Activity during
 the year:
  Granted              13,650    $19.29   233,399   $13.05    342,078   $6.26
  Exercised          (167,314)   $ 3.88  (335,738)  $ 3.00    (24,941)  $2.65
  Canceled            (15,383)   $ 9.64    (3,473)  $ 6.19       (215)  $3.49
Balance at
 end of year:
  Outstanding         568,238    $ 8.98   737,285   $ 7.65    843,097   $4.25
                      =======             =======             =======
  Exercisable         255,050    $ 7.17   258,841   $ 4.12    486,661   $2.90
                      =======             =======             =======

The Company's Board of Directors established a Restricted Stock Plan in fiscal 1993. In fiscal 1994, the Company granted certain executives restricted stock awards with respect to 336,262 shares at $.01 par value per share. As a result, common stock and additional paid-in capital have been increased by a total of $6,600,000 based upon the market value of the stock as of the grant date. The restrictions on the stock lapse after a five year period, or sooner if certain performance measurements of the Company are achieved. Therefore, the expense will be recognized as it is earned over the restriction period, with $800,000 recognized as an expense in fiscal 1994. The unearned balance of $5,800,000 as of February 28, 1994 has been presented as an offset to additional paid-in capital. Approximately 50,000 shares remain available for issuance under this plan as of February 28, 1994.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At a special meeting of the company's stockholders in December 1991, the Company's Certificate of Incorporation was amended to increase the authorized shares of the Company's common stock, from 25,000,000 to 100,000,000 and to increase the authorized shares of the Company's preferred stock, from 1,000,000 to 10,000,000. There are no shares of preferred stock outstanding at the present time.


15.  Industry Segments and Geographic Areas

As a result of the Company's discontinuance and sale of certain of its non-core businesses in fiscal 1994 and 1993, and its PTI acquisition in June 1993, it has modified its industry segment definitions and descriptions for fiscal 1994. The Company now classifies its operations into the following three core business segments:

    (i) Power and Fluid Transfer, which includes the design and manufacture of automotive aftermarket and OEM belts, hose, couplings, accessory drive systems and fluid transfer assemblies; industrial belts, hose and fittings, and garden hose.


    (ii) Transportation, which includes the design and manufacture of products and systems for mass transit, such as door systems, lighting, and informational display devices and applications for bus and rail transit vehicles; traffic, such as advanced traffic control and management systems, directional information and warning signs for roads and highways, and automatic (intelligent) vehicle identification for toll collection and traffic control; and commercial aviation, such as aircraft interior lighting and air-diffusion, and aircraft emergency lighting and night vision compatibility.


   (iii) Professional Audio, which includes the design and manufacture of products and systems used primarily in the high-performance professional audio market, such as professional performance microphones, speakers, mixers, and amplifiers; high-fidelity public address and musical instrument loudspeaker systems; audio signal processors, sound reinforcement equipment, and sound enhancement and noise canceling equipment.

                            MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The continuing operations and classifications for fiscal 1993 and 1992 have been presented in a manner consistent with the information presented for fiscal 1994. All sold or discontinued operations have been excluded from the following industry segment and geographic information, and included in the Corporate category where applicable. Information concerning the Company's business segments for fiscal 1994, 1993 and 1992 is as follows (dollars in thousands):

                                1994              1993              1992
                             __________       ____________      ____________
                                              (As Restated)     (As Restated)

NET SALES TO CUSTOMERS
 Power and Fluid Transfer    $  852,100         $  709,400       $  635,200
 Transportation                 218,600            199,500          199,900
 Professional Audio             173,500            176,800          169,200
   Total net sales
    to customers             $1,244,200         $1,085,700       $1,004,300
                             ==========         ==========       ==========
OPERATING INCOME
 Power and Fluid Transfer    $   97,800         $   79,200       $   67,000
 Transportation                  27,000             24,900           27,100
 Professional Audio              21,900             22,000           23,900
   Total operating income       146,700            126,100          118,000
 General corporate              (14,900)           (12,500)          (9,400)
 Interest expense and loss
  on securities transactions    (50,100)           (51,600)         (67,100)
     Income from continuing
      operations, before
      provision for taxes    $   81,700         $   62,000       $   41,500
                             ==========         ==========       ==========
IDENTIFIABLE ASSETS
 Power and Fluid Transfer    $  826,000         $  622,500       $  618,400
 Transportation                 236,100            220,600          194,900
 Professional Audio             162,700            158,900          159,400
 General corporate               57,500            122,800          131,800
     Total
      identifiable assets    $1,282,300         $1,124,800       $1,104,500
                             ==========         ==========       ==========
DEPRECIATION AND AMORTIZATION
 Power and Fluid Transfer    $   27,500         $   19,100       $   16,500
 Transportation                   7,100              6,700            5,600
 Professional Audio               4,500              4,400            4,300
 General corporate                2,600              1,900            1,900
     Total depreciation
      and amortization       $   41,700         $   32,100       $   28,300
                             ==========         ==========       ==========
CAPITAL OUTLAYS
 Power and Fluid Transfer    $   31,900         $   25,800       $   13,100
 Transportation                   7,000              6,800            4,300
 Professional Audio               2,500              1,700            1,600
 General corporate                 -                 1,200            1,700
     Total capital outlays   $   41,400         $   35,500       $   20,700
                             ==========         ==========       ==========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Operating income represents total revenues less operating expenses, and excludes general corporate expenses, interest expense and income taxes. Litigation costs are considered to be corporate expenses. Identifiable assets are those assets employed in each segment's operation, including an allocated value to each segment of cost in excess of net assets acquired. Corporate assets consist primarily of cash, marketable securities, investments and assets not employed in production and net assets of discontinued operations.

The Company's foreign operations are located primarily in Europe, and to a lesser extent in Canada and the Far East. Information concerning the Company's operations by geographic area for fiscal 1994, 1993 and 1992 is as follows (dollars in thousands):


                                   1994            1993           1992
                               __________      _____________  ____________
                                               (As Restated)  (As Restated)

NET SALES TO CUSTOMERS
 United States                 $  884,500       $  815,200     $  798,500
 Foreign                          359,700          270,500        205,800
   Total net sales
    to customers               $1,244,200       $1,085,700     $1,004,300
                               ==========       ==========     ==========
OPERATING INCOME
 United States                 $  105,700       $  102,100     $   99,700
 Foreign                           41,000           24,000         18,300
   Total operating income      $  146,700       $  126,100     $  118,000
                               ==========       ==========     ==========
IDENTIFIABLE ASSETS
 United States                 $  898,700       $  916,800     $  873,400
 Foreign                          383,600          208,000        231,100
   Total identifiable assets   $1,282,300       $1,124,800     $1,104,500
                               ==========       ==========     ==========

The net sales to customers reflect the sales of the operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were $71,300,000; $67,800,000 and $66,500,000 in fiscal 1994, 1993, and 1992, respectively. Inter-segment sales are not material. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers.


                             MARK IV INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Quarterly Financial Data and Information (Unaudited)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended February 28, 1994 and 1993. As a result of the decision to discontinue the Company's non-core businesses and the adoption of SFAS No. 109, the Company's results of operations for each of its fiscal quarters in the year ended February 28, 1993 have been restated (dollars in thousands, except per share data):

                           First     Second     Third      Fourth     Total
Fiscal 1994               Quarter    Quarter    Quarter    Quarter     Year
___________               _______    _______    _______    _______    _____

Net sales                $287,800   $316,600   $320,000  $319,800   $1,244,200
Gross profit (a)         $102,000   $110,800   $113,800  $114,100   $  440,700
Income from
 continuing operations   $ 13,600   $  13,100  $ 12,800  $ 11,600   $   51,100
Extraordinary items       (21,700)       -         -          -        (21,700)
Cumulative effect of
 accounting change        (26,000)       -         -          -        (26,000)
                         ________   _________  ________  _________  __________
    Net income           $(34,100)  $  13,100  $ 12,800  $  11,600  $    3,400
                         ========   =========  ========  =========  ==========
Income per share (b) (c):
 Primary:
  Continuing operations  $    .32   $     .31  $    .30  $     .27  $     1.20
   Extraordinary items       (.51)       -          .         -           (.51)
   Cumulative effect of
    accounting change        (.62)       -         -          -           (.61)
                         ________   _________  ________  _________  __________
      Net income         $   (.81)  $     .31  $    .30  $     .27  $      .08
                         ========   =========  ========  =========  ==========
 Fully-diluted:
  Continuing operations  $    .29   $     .28  $    .27  $     .25  $     1.09
   Extraordinary items       (.43)       -         -          -           (.43)
  Cumulative effect of
   accounting change         (.51)       -         -          -           (.51)
                         ________   _________  ________  _________  __________
    Net income           $   (.65)  $     .28  $    .27  $     .25  $      .15
                         ========   =========  ========  =========  ==========
Fiscal 1993
___________

Net sales                $271,000   $268,600   $270,700  $ 275,400  $1,085,700
Gross profit (a)         $ 97,200   $ 95,100   $ 98,000  $  96,600  $  386,900
Income from continuing
 operations              $ 10,300   $  8,900   $ 10,800  $   9,100  $   39,100
Income from discontinued
 operations                 1,300      2,400        500       (600)      3,600
Extraordinary items          -          (400)    (1,600)    (1,700)     (3,700)
                         ________   ________   ________  _________   _________
    Net income           $ 11,600   $ 10,900   $  9,700  $   6,800   $  39,000
                         ========   ========   ========  =========   =========
Income per share (b) (c):
 Primary:
  Continuing operations  $    .25   $    .21   $    .26  $     .22   $     .93
  Discontinued operations     .03        .06        .01       (.02)        .09
  Extraordinary items        -          (.01)      (.04)      (.04)       (.09)
                         ________   ________   ________  _________   _________
    Net income           $    .28   $    .26   $    .23  $     .16   $     .93
                         ========   ========   ========  =========   =========
 Fully-diluted:
  Continuing operations  $    .23   $    .20   $    .24  $     .20   $     .87
  Discontinued operations     .02        .05        .01       (.01)        .07
  Extraordinary items        -          (.01)      (.03)      (.03)       (.07)
                         ________   ________   ________  _________   _________
    Net income           $    .25   $    .24   $    .22  $     .16   $     .87
                         ========   ========   ========  =========   =========



                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________

(a) Excluding depreciation expense.

(b) The sum of the quarterly amounts do not equal the total as a result of the common stock transactions discussed in Note 14. The impact of those transactions on the determination of the weighted average number of shares outstanding is different in each quarter, and for the year in total.

(c) Restated to reflect the five percent stock dividend issued in April 1994.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III


Items 10-13

    The information required for Items 10, 11, 12 and 13 has been omitted as such information will be set forth in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1994, which information is incorporated herein by reference.

                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                                         Page
(a) (1)  Financial Statements

         Report of Independent Accountants for
         each of the three fiscal years in the
         period ended February 28, 1994. . . . . . . . . . . . . . . . . . .27

         Financial Statements:

         Consolidated Balance Sheets at February 28, 1994 and 1993 . . . . .28

         Consolidated Statements of Income for each of
           the three fiscal years in the period ended
           February 28, 1994 . . . . . . . . . . . . . . . . . . . . . . . .29
         Consolidated Statements of Stockholders' Equity for
           each of the three fiscal years in the period
           ended February 28, 1994 . . . . . . . . . . . . . . . . . . . . .30

         Consolidated Statements of Cash Flows
           for each of the three fiscal years in
           the period ended February 28, 1994. . . . . . . . . . . . . . . .31
         Notes to Consolidated Financial Statements. . . . . . . . . . . . .32

    (2)  Financial Statement Schedules

         Report of Independent Accountants
           for each of the three fiscal years in the
           period ended February 28, 1994. . . . . . . . . . . . . . . . . .58

         Financial Statement Schedules:

         V.     Property, plant and equipment cost . . . . . . . . . . . . .59
         VI.    Accumulated depreciation and amortization
                 of property, plant and equipment. . . . . . . . . . . . . .60

         VIII.  Valuation and qualifying accounts. . . . . . . . . . . . . .61

         X.     Supplementary income statement information . . . . . . . . .62


         All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b) Reports on Form 8-K

             No reports on Form 8-K were required to be filed pertaining to events occurring during the quarter ended February 28, 1994.


(c) Exhibits

    2.1 Share Purchase Agreement dated April 29, 1993 among Mark IV Industries, Inc., a Delaware Corporation, and its indirect wholly-owned subsidiary, Dayco Italy, S.p.A., an Italian Corporation, and Pirelli S.p.A., an Italian Corporation (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated May 27, 1993, as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on the last page of the exhibit, have been omitted.

    3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement No. 33-45215 on Form S-3, as filed with the SEC on January 24, 1993).

    4.1 Indenture dated as of March 15, 1989 between the Company and the First National Bank of Boston, as Trustee (including the form of 13-3/8% Subordinated Debentures due March 15, 1999)
             (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K, dated May 23, 1989).

    4.2      Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3 dated August 6, 1991).

    4.3      By-Laws of the Registrant (incorporated by reference to Exhibit
             4.12 To Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3, dated August 6, 1991).

    4.4 Conformed copy of the Indenture, dated as of February 13, 1992, between Mark IV Industries, Inc. and Marine Midland Bank, N.A., including the form of 6-1/4% Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 13,
             1992).

    4.5 Conformed copy of the Indenture, dated as of March 15, 1993, between Mark IV Industries, Inc. and Citibank, N.A.; including the form of Senior Subordinated Notes due April 1, 2003 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 29, 1993).

          Executive Compensation Plans and Arrangements (10.1 -10.9)




    10.1 Employment Agreements dated May 1, 1989 between the Company and each of Sal Alfiero, Clement R. Arrison, Gerald S. Lippes, William P. Montague, John J. Byrne and Frederic L. Cook (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended February 28, 1989).

    10.2 Employment Agreement dated July 1, 1989 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the fiscal quarter ended May 31,
             1989).

    10.3 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
             1991).

    10.4* Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994.

    10.5* Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 30, 1994.

    10.6 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).

    10.7 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.8* Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993.

    10.9* First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993.

                       Other Material Contract Exhibits



    10.10 Revolving Credit Facility Agreement dated May 27, 1993, among Mark IV Industries, Inc., a Delaware Corporation, Dayco Italy S.p.A., an Italian Corporation, Bank of America National Trust and Savings Association, Chemical Investment Bank Limited, and Citibank, N.A. and Chase Manhattan Bank N.A., as co-agents for various financial institutions that are signatories thereto (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1993 as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on page v of the exhibit, have been omitted.


    10.11 Credit Agreement dated July 20, 1993 among Mark IV Industries, Inc., and certain of its subsidiaries and Bank of America National Trust and Savings Association, Continental Bank N.A., Citibank, N.A., The Bank of Nova Scotia, The Bank of New York, The Chase Manhattan Bank, N.A., and certain other banks (incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1993 as filed on August 4, 1993). All schedules and exhibits listed on page v of this exhibit have been omitted.

    11*      Statement regarding computation of per share earnings.

    21*      Subsidiaries of the Registrant.

    23*      Consent of Independent Accountants.





______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.

                      REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Mark IV Industries, Inc.


Our report on the consolidated financial statements of Mark IV Industries, Inc. is included in Item 8 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND






Rochester, New York
March 29, 1994

                                            MARK IV INDUSTRIES, INC.
                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT COST


                                 Balance at                                     Changes        Balance at
                                 Beginning                                    Add (Deduct)       End of
Classifications                  of Period   Additions(a)      Retirements      (b)(c)(d)        Period
_______________                  _________   ____________      ___________    ____________     ________

Year ended February 28, 1994
Land and land improvements     $ 31,800,000   $  9,000,000    $   (100,000)   $ (5,000,000)   $ 35,700,000
Buildings                        99,600,000     27,200,000        (400,000)    (10,700,000)    115,700,000
Machinery and equipment         296,700,000     82,400,000      (6,800,000)    (47,600,000)    324,700,000
                               $428,100,000   $118,600,000    $ (7,300,000)   $(63,300,000)   $476,100,000
Year ended February 28, 1993
Land and land improvements     $ 32,100,000   $    100,000    $   (300,000)   $   (100,000)   $ 31,800,000
Buildings                       100,500,000      2,300,000      (3,200,000)          -          99,600,000
Machinery and equipment         275,900,000     33,100,000      (6,700,000)     (5,600,000)    296,700,000
                               $408,500,000   $ 35,500,000    $(10,200,000)   $ (5,700,000)   $428,100,000
Year ended February 29, 1992
Land and land improvements     $ 26,600,000   $    400,000    $      -        $  5,100,000    $ 32,100,000
Buildings                       107,000,000      3,300,000      (2,200,000)     (7,600,000)    100,500,000
Machinery and equipment         261,500,000     30,000,000      (6,600,000)     (9,000,000)    275,900,000
                               $395,100,000   $ 33,700,000    $ (8,800,000)   $(11,500,000)   $408,500,000


(a)   Includes property, plant and equipment of subsidiaries acquired as follows:

                                                                   1994              1993           1992
         Land and land improvements                           $  9,000,000      $      -       $   400,000
         Buildings                                              22,800,000             -         2,300,000
         Machinery and equipment                                45,400,000           200,000    10,300,000
                                                              $ 77,200,000      $    200,000   $13,000,000


(b)   Includes foreign currency adjustments of $(14,400,000), $(8,500,000) and $(2,500,000) for fiscal 1994,
      1993 and 1992, respectively.

(c)   Includes purchase price adjustments related to fiscal 1992 and 1991 acquired companies of $2,800,000 and
      $(9,000,000) for fiscal 1993 and 1992, respectively.

(d)   Includes amounts related to discontinued operations of $(48,900,000) for fiscal 1994.



<cption>
                                            MARK IV INDUSTRIES, INC.
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                Balance at                                      Changes        Balance at
                                Beginning                                     Add (Deduct)            End of
Classifications                 of Period     Additions       Retirements       (a)(b)        Period
_______________                 _________     _________       ___________     ___________      __________

Year ended February 28, 1994

Land improvements              $    500,000   $    100,000    $     -         $   (200,000) $    400,000
Buildings                        15,300,000      3,500,000        (100,000)     (3,900,000)   14,800,000
Machinery and equipment          94,000,000     29,600,000      (3,600,000)    (24,400,000)   95,600,000
                               $109,800,000   $ 33,200,000    $ (3,700,000)   $(28,500,000) $110,800,000



Year ended February 28, 1993

Land improvements              $    300,000   $   200,000     $     -         $      -      $    500,000
Buildings                        12,800,000     3,600,000        (800,000)       (300,000)    15,300,000
Machinery and equipment          76,000,000    26,000,000      (4,500,000)     (3,500,000)    94,000,000
                               $ 89,100,000  $ 29,800,000     $(5,300,000)    $(3,800,000)  $109,800,000


Year ended February 29, 1992

Land improvements              $    200,000   $    100,000    $       -       $      -       $   300,000
Buildings                        10,100,000      3,700,000       (900,000)       (100,000)    12,800,000
Machinery and equipment          56,300,000     23,100,000     (2,700,000)       (700,000)    76,000,000
                               $ 66,600,000   $ 26,900,000    $ (3,600,000)   $  (800,000)   $89,100,000


(a)   Includes foreign currency adjustments of $(7,300,000), $(3,800,000) and $(800,000) for fiscal 1994,
       1993 and 1992, respectively.

(b)   Includes amounts related to discontinued operations of $(21,200,000) for fiscal 1994.



                                            MARK IV INDUSTRIES, INC.
                                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                       Ending
Classifications                  Balance      to Expense     Charged Off         Other       Balance
_______________                 _________     __________     ___________         _____       _______

Year ended February 28, 1994

Allowance for doubtful
 accounts                      $ 13,000,000   $  3,000,000    $ (3,100,000)   $  4,700,000(a)  $ 17,600,000


Year ended February 28, 1993

Allowance for doubtful
 accounts                      $ 13,300,000   $  2,700,000    $ (3,000,000)   $     -         $ 13,000,000


Year ended February 29, 1992

Allowance for doubtful
 accounts                      $ 11,100,000   $  2,700,000    $ (1,200,000)   $    700,000(b) $ 13,300,000



(a)  Represents the following

          Reserve at date of acquisition of subsidiary         $3,900,000
          Net change in reserve for customer
           returns and allowances                               2,000,000
          Reclassification from other reserves                    300,000
          Reserves of discontinued operations
            at February 28, 1993                                 (800,000)
          Foreign currency translation adjustment                (700,000)
                                                               $4,700,000

(b)  Represents reserve at date of acquisition of subsidiaries.



                           MARK IV INDUSTRIES, INC.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (Dollars in Thousands)

                              February 28,      February 28,      February 29,
                                  1994             1993              1992
                              ___________       ___________       ___________


Repairs and maintenance       $21,505,000       $19,961,000       $17,981,000

Advertising Costs             $13,567,000       $12,981,000       $11,278,000


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          ______________________________
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated: May 24, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                        Date


/s/ Sal H. Alfiero                 Chairman of the Board          May 24, 1994
 Sal H. Alfiero                     and Chief Executive Officer


/s/ Clement R. Arrison             President, Director            May 24, 1994
 Clement R. Arrison


/s/ William P. Montague            Executive Vice President       May 24, 1994
 William P. Montague                and Chief Financial Officer


/s/ Frederic L. Cook               Senior Vice President-         May 24, 1994
 Frederic L. Cook                   Administration


/s/ John J. Byrne                  Vice President-Finance         May 24, 1994
 John J. Byrne


/s/ Richard L. Grenolds            Vice President -               May 24, 1994
 Richard L. Grenolds                Chief Accounting Officer


/s/ Gerald S. Lippes               Secretary and Director         May 24, 1994
 Gerald S. Lippes


/s/ Joseph G. Donohoo              Director                       May 24, 1994
 Joseph G. Donohoo


/s/ Herb Roth, Jr.                 Director                       May 24, 1994
 Herb Roth, Jr.

    Exhibit Index

    2.1 Share Purchase Agreement dated April 29, 1993 among Mark IV Industries, Inc., a Delaware Corporation, and its indirect wholly-owned subsidiary, Dayco Italy, S.p.A., an Italian Corporation, and Pirelli S.p.A., an Italian Corporation (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated May 27, 1993, as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on the last page of the exhibit, have been omitted.

    3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement No. 33-45215 on Form S-3, as filed with the SEC on January 24, 1993).

    4.1 Indenture dated as of March 15, 1989 between the Company and the First National Bank of Boston, as Trustee (including the form of 13-3/8% Subordinated Debentures due March 15, 1999)
             (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K, dated May 23, 1989).

    4.2      Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3 dated August 6, 1991).

    4.3      By-Laws of the Registrant (incorporated by reference to Exhibit
             4.12 To Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3, dated August 6, 1991).

    4.4 Conformed copy of the Indenture, dated as of February 13, 1992, between Mark IV Industries, Inc. and Marine Midland Bank, N.A., including the form of 6-1/4% Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 13,
             1992).

    4.5 Conformed copy of the Indenture, dated as of March 15, 1993, between Mark IV Industries, Inc. and Citibank, N.A.; including the form of Senior Subordinated Notes due April 1, 2003 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 29, 1993).

          Executive Compensation Plans and Arrangements (10.1 -10.9)



    10.1 Employment Agreements dated May 1, 1989 between the Company and each of Sal Alfiero, Clement R. Arrison, Gerald S. Lippes, William P. Montague, John J. Byrne and Frederic L. Cook (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended February 28, 1989).

    10.2 Employment Agreement dated July 1, 1989 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the fiscal quarter ended May 31,
             1989).

    10.3 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
             1991).

    10.4* Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994. Beginning on Page 67.

    10.5* Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 30, 1994. Beginning on Page 78.

    10.6 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).

    10.7 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.8* Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993. Beginning on Page 86.


    10.9* First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993. Beginning on Page 125.

                       Other Material Contract Exhibits


    10.10 Revolving Credit Facility Agreement dated May 27, 1993, among Mark IV Industries, Inc., a Delaware Corporation, Dayco Italy S.p.A., an Italian Corporation, Bank of America National Trust and Savings Association, Chemical Investment Bank Limited, and Citibank, N.A. and Chase Manhattan Bank N.A., as co-agents for various financial institutions that are signatories thereto (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1993 as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on page v of the exhibit, have been omitted.

    10.11 Credit Agreement dated July 20, 1993 among Mark IV Industries, Inc., and certain of its subsidiaries and Bank of America National Trust and Savings Association, Continental Bank N.A., Citibank, N.A., The Bank of Nova Scotia, The Bank of New York, The Chase Manhattan Bank, N.A., and certain other banks (incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1993 as filed on August 4, 1993). All schedules and exhibits listed on page v of this exhibit have been omitted.

    11* Statement regarding computation of per share earnings. Beginning on Page 151.

    21*      Subsidiaries of the Registrant. Beginning on Page 153.

    23*      Consent of Independent Accountants. Beginning on Page 156.








______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.