Form 10-K/A
period 1994-02-28
MARK IV INDUSTRIES INC
filed 1994-06-23
CIK 62418

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               Amendment No. 1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1994        Commission File No. 1-8862
                            MARK IV INDUSTRIES, INC.
- ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                     23-1733979
- -------------------------------          -----------------------------------
(State or other jurisdiction of          (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972

     Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange on
            Title of Class                                which registered
            --------------                               -----------------
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
                                                    ---      ---
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

    10.12* Mark IV Savings & Retirement Plan Fourth Amendment and Restatement Effective January 1, 1994.

    11*      Statement regarding computation of per share earnings.

    21*      Subsidiaries of the Registrant.

    23*      Consent of Independent Accountants.

    99.1**   Form 11-K Annual Report of Mark IV Savings & Retirement Plan
       P     for the year ended December 31, 1993.
______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.

** The Cover Sheet, Index and Exhibit 23.1 of this Form 11-K are being filed with this Amendment No.1 by direct transmission pursuant to the EDGAR program. The Financial Statements and Schedules have been filed under cover by Form SE.


                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.


                                      By:/s/ Richard L. Grenolds
                                      --------------------------
                                         Richard L. Grenolds
                                         Vice President and
                                          Chief Accounting Officer
    June 23, 1994
    -------------
       Date






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

    10.12* Mark IV Savings & Retirement Plan Fourth Amendment and Restatement Effective January 1, 1994.

    11* Statement regarding computation of per share earnings. Beginning on Page 151.

    21*      Subsidiaries of the Registrant. Beginning on Page 153.

    23*      Consent of Independent Accountants. Beginning on Page 156.

    99.1**   Form 11-K Annual Report of Mark IV Savings & Retirement Plan
       P     for the year ended December 31, 1993.

______________________

*   Filed herewith by direct transmission pursuant to the EDGAR program.

** The Cover Sheet, Index and Exhibit 23.1 of this Form 11-K are being filed with this Amendment No.1 by direct transmission pursuant to the EDGAR program. The Financial Statements and Schedules have been filed under cover by Form SE.