Form 10-Q
period 1994-05-31
MARK IV INDUSTRIES INC
filed 1994-07-06
CIK 62418

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                            QUARTERLY REPORT UNDER
                          SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                 May 31, 1994
- ----------------------------------------------------------------------------

Commission File Number             1-8862
- ----------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
- ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
- ---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810,  Amherst, New York 14226-0810
- ---------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
- ---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---     ---
Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

   Class                                Outstanding at July 1, 1994
   -----                                ---------------------------
Common stock $.01 par value                      42,748,334

                           MARK IV INDUSTRIES, INC.

                                     INDEX
                                     -----


Part I.  Financial Information                                 Page No.
- ------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 May 31, 1994 and February 28, 1994                                3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended May 31, 1994 and 1993           4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1994 and 1993           5

Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               7


Part II.  Other Information
- ---------------------------

Item 6(a) Exhibits                                                 9

Item 6(b) Reports on Form 8-K                                      9

Signature Page                                                    10

Exhibit Index                                                     11

Exhibit 11    - Statement Regarding Computation of
                Per Share Earnings                                12

                            MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                                 May 31,          February 28,
                                                  1994               1994
                                                 -------          -----------
     ASSETS                                    (Unaudited)

Current Assets:
  Cash                                          $      400        $      500
  Accounts receivable                              316,900           275,100
  Inventories                                      262,700           265,000
  Other current assets                              44,900            42,100
                                                ----------        ----------
    Total current assets                           624,900           582,700

Pension related and other
 non-current assets                                141,100           126,300
Property, plant and equipment, net                 364,600           365,300
Cost in excess of net assets acquired and
 deferred charges                                  206,900           208,000
                                                ----------        ----------
    TOTAL ASSETS                                $1,337,500        $1,282,300
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   51,600        $   45,000
  Accounts payable                                 110,700            99,700
  Compensation related liabilities                  43,000            43,100
  Accrued interest                                  10,600            13,600
  Accrued expenses and other liabilities            66,600            67,000
  Income taxes payable                               6,600             1,500
                                                ----------        ----------
    Total current liabilities                      289,100           269,900
                                                ----------        ----------

Long-Term Debt:
  Senior debt                                      215,000           195,000
  Subordinated debentures                          372,200           372,200
                                                ----------        ----------
    Total long-term debt                           587,200           567,200
                                                ----------        ----------

Other non-current liabilities                       97,900            99,800
                                                ----------        ----------
Stockholders' Equity:
  Common stock                                         400               400
  Additional paid-in capital                       262,200           261,500
  Retained earnings                                104,500            88,600
  Foreign currency translation adjustment           (3,800)           (5,100)
                                                ----------        ----------
    Total stockholders' equity                     363,300           345,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,337,500        $1,282,300
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
            For the Three Month Periods Ended May 31, 1994 and 1993
                 (Amounts in thousands, except per share data)


                                                     1994           1993
                                                     ----           ----

Net sales                                          $363,800       $287,800
                                                   --------       --------
Operating costs:
  Cost of products sold                             236,100        185,800
  Selling and administration                         67,800         53,500
  Research and development                            7,600          7,100
  Depreciation and amortization                      11,400          8,500
                                                   --------       --------
    Total operating costs                           322,900        254,900
                                                   --------       --------
  Operating income                                   40,900         32,900
Interest expense, net                                12,900         11,300
                                                   --------       --------
  Income from continuing operations
   before provision for income taxes                 28,000         21,600
Provision for income taxes                           10,900          8,000
                                                   --------       --------
  Income from continuing operations                  17,100         13,600
Income from discontinued operations                     -              -
Extraordinary items                                     -          (21,700)
Cumulative effect of accounting change                  -          (26,000)
                                                   --------       --------
  Net income (loss)                                  17,100        (34,100)
Retained earnings - beginning of the period          88,600        128,300
Cash dividends of $.0275 and $.024 per share         (1,200)        (1,000)
                                                   --------       --------
  Retained earnings - end of the period            $104,500       $ 93,200
                                                   ========       ========

Net income per share of common stock:
  Primary:
   Income from continuing operations               $    .40       $    .32
   Income from discontinued operations                  -              -
   Extraordinary items                                  -             (.51)
   Cumulative effect of accounting change               -             (.62)
                                                   --------       --------
     Net income (loss)                             $    .40       $   (.81)
                                                   ========       ========
  Fully-diluted:
   Income from continuing operations               $    .36       $    .29
   Income from discontinued operations                  -              -
   Extraordinary items                                  -             (.43)
   Cumulative effect of accounting change               -             (.51)
                                                   --------       --------
     Net income (loss)                             $    .36       $   (.65)
                                                   ========       ========
Weighted average number of shares outstanding:
   Primary                                           42,725         42,236
                                                   ========       ========
   Fully-diluted                                     50,939         50,552
                                                   ========       ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Three Month Periods Ended May 31, 1994 and 1993
                            (Dollars in thousands)


                                                      1994          1993
                                                      ----          ----

Cash flows from operating activities:
  Income from continuing operations                 $ 17,100      $ 13,600
  Items not affecting cash:
   Depreciation and amortization                      11,400         8,500
   Pensions and other                                 (2,500)       (2,700)
                                                    --------      --------
        Net cash provided by earnings                 26,000        19,400
  Changes in assets and liabilities, net of
   effects of acquisitions and divestitures:
       Accounts receivable                           (41,800)      (20,600)
       Inventories                                     2,400        (8,300)
       Other assets                                   (2,800)       (8,000)
       Accounts payable                               10,700         7,700
       Other liabilities                                (800)       (8,400)
                                                    --------      --------
        Net cash used in continuing operations        (6,300)      (18,200)
  Discontinued operations, before non-cash items        -            1,100
  Extraordinary items, before deferred charges          -          (30,100)
                                                    --------      --------
    Net cash used in operating activities             (6,300)      (47,200)
                                                    --------      --------
Cash flows from investing activities:
  Acquisitions and divestitures, net                  (5,500)       (1,500)
  Purchase of plant and equipment                     (8,500)      (10,600)
                                                    --------      --------
    Net cash used in investing activities            (14,000)      (12,100)
                                                    --------      --------
Cash flows from financing activities:
  Credit agreement borrowings, net                    18,400       (20,000)
  Purchases of subordinated debt                        -         (190,200)
  Issuance of subordinated debt                         -          258,000
  Other changes in debt, net                           2,900        11,900
  Common stock transactions                              300           300
  Cash dividends paid                                 (1,200)       (1,000)
                                                    --------      --------
    Net cash provided by financing activities         20,400        59,000
                                                    --------      --------
Effect of exchange rate fluctuations                    (200)         -

    Net decrease in cash                                (100)         (300)

Cash and cash equivalents:
        Beginning of the period                          500         2,700
                                                    --------      --------
        End of the period                           $    400      $  2,400
                                                    ========      ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at May 31, 1994, and the results of its operations and its cash flows for the three month periods ended May 31, 1994 and 1993. Such results are not necessarily indicative of the results to be expected for the full year.


2.    Inventories consist of the following components (dollars in thousands):


                                                  May 31,      February 28,
                                                   1994           1994
                                                  -------      ----------

      Raw materials, parts and sub-assemblies    $ 78,100       $ 67,700
      Work-in-process                              45,900         43,500
      Finished goods                              141,300        157,100
                                                 --------       --------
                                                  265,300        268,300
      Less progress billings                        2,600          3,300
                                                 --------       --------
        Inventories                              $262,700       $265,000
                                                 ========       ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1994. The amounts at February 28, 1994 are based upon the audited balance sheet at that date.


3. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):


                                                  May 31,     February 28,
                                                   1994          1994
                                                  -------     ------------

      Land and land improvements                 $ 35,700      $ 35,700
      Buildings                                   116,600       115,700
      Machinery and equipment                     333,900       324,700
                                                 --------      --------
        Total property, plant and equipment       486,200       476,100
      Less accumulated depreciation               121,600       110,800
                                                 --------      --------
        Property, plant and equipment, net       $364,600      $365,300
                                                 ========      ========

4. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $16,300,000 and $18,000,000 in the three month periods ended May 31, 1994 and 1993, respectively. Of such amounts, interest of approximately $400,000 and $700,000 was allocated to discontinued operations for the three month periods ended May 31, 1994 and 1993, respectively. The Company also paid income taxes of approximately $4,300,000 and $4,000,000 in the three month periods ended May 31, 1994 and 1993, respectively.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

      Net cash provided by earnings from continuing operations was approximately $26,000,000 for the three month period ended May 31, 1994, an increase of approximately $6,600,000 (34%) over the three month period ended May 31, 1993. As of May 31, 1994, the Company had working capital of approximately $335,800,000, an increase of approximately $23,000,000 (7%) from February 28, 1994. The increase in working capital was primarily in the Company's Power and Fluid Transfer segment to support higher business levels.

      The Company has borrowing availability under its primary credit agreements of $193,200,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $60,600,000 as of May 31, 1994. Current and long-term debt at May 31, 1994 increased approximately $26,600,000 from the total amount as of February 28, 1994. Such increase was caused primarily by the increased working capital requirements identified above. Despite this increase in debt in absolute terms, the Company's long-term debt as a percentage of total capitalization actually decreased slightly to 61.8% at May 31, 1994.

      It is anticipated that further debt reduction will be achieved through cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.


Results of Operations
- ---------------------

      The Company classifies its operations in three core business segments:
Power and Fluid Transfer, Transportation, and Professional Audio. The Company's current business strategy is focused upon the enhancement of its three core business segments through internal growth, cost control and quality improvement programs, and strategic acquisitions, with an emphasis on expanding the Company's international presence.

      Net sales for the three month period ended May 31, 1994 increased approximately $76,000,000 (26%) over the comparable period last year. If the sales of PTI in the three month period preceding its acquisition had been included in the results of operation as of May 31, 1993, sales in the current period would have increased approximately $33,500,000 (10%) over such pro forma results. Excluding the sales of the PTI business in the current period, the internal sales growth of the Company's Power and Fluid Transfer segment was primarily responsible for the Company's increased sales in the current period. Sales in the Company's Transportation segment in the current period were comparable to the prior year's three month period, with current orders and backlogs at record high levels. Sales in the Professional Audio segment in the current period were down from the prior year's three month period, primarily as a result of the continued European recession in the markets served by this segment.

      The cost of products sold as a percentage of consolidated net sales for the three month period ended May 31, 1994 was 64.9%, compared to 64.6% for the three month period ended May 31, 1993. Selling and administration costs as a percentage of consolidated net sales were 18.6% for each of the three month periods ended May 31, 1994 and 1993.

      Research and development costs increased by $500,000 (7%) for the three month period ended May 31, 1994 as compared to the three month period ended May 31, 1993. The increase is primarily caused by the PTI acquisition. As a percentage of consolidated net sales, such costs were approximately 2% in each period presented. This consistent level of investment reflects the Company's continuing emphasis on new product development.

      Depreciation and amortization expense for the three month period ended May 31, 1994 increased by $2,900,000 (34.1%) over the comparable period in the prior year. The current year amount includes $350,000 related to the restricted stock grants made in the second half of fiscal 1994. The remaining increase is primarily the result of the PTI acquisition.

      Net interest expense for the three month period ended May 31, 1994 increased by approximately $1,600,000 (14.2%) as compared to the three month period ended May 31, 1993. The increase is primarily attributable to the increased debt as a result of the PTI acquisition in the second quarter of fiscal 1994, as well as slightly higher economic interest rates in the three month period ended May 31, 1994 as compared to the three month period ended May 31, 1993.

      The Company's provision for income taxes as a percentage of pre-tax accounting income was approximately 38.9% for the three month period ended May 31, 1994, as compared to 37.0% in the comparable period last year. The higher rate in the current period is primarily the result of increased income in foreign locations with higher statutory tax rates than in the U.S.

      As a result of all of the above, the Company's income from continuing operations for the three month period ended May 31, 1994 increased $3,500,000 (26%) over the comparable period last year.

      As a result of the debt extinguishment in the first quarter of fiscal 1994, the Company incurred extraordinary losses, net of related tax benefits, of $21,700,000. Additionally, the Company's adoption of SFAS No. 106 in fiscal 1994 resulted in the recognition of a net of tax charge of $26,000,000 as the cumulative effect of the accounting change in the three month period ended May 31, 1993. The extraordinary losses and one-time charge resulted in a net loss of $34,100,000 in the three month period ended May 31, 1993 in comparison to the net income of $17,100,000 earned in the current period.


Impact of Inflation
- -------------------

      Generally, the Company has been able to pass on or offset inflation-related cost increases; consequently, inflation has had no material impact on income from operations.



Part II.  OTHER INFORMATION
- ---------------------------

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.


Item 6(a) - Exhibits
- --------------------

      Exhibit No.

      11     Statement Regarding Computation of Per Share Earnings


Item 6(b) Reports on Form 8-K
- -----------------------------

      None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:  July, 1994                       /s/ Sal H. Alfiero
     -------------------                  --------------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:  July 6, 1994                       /s/ Clement R. Arrison
     -------------------                  --------------------------
                                          Clement R. Arrison
                                          President



DATE:  July 6, 1994                       /s/ William P. Montague
     -------------------                  --------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE:  July 6, 1994                       /s/ John J. Byrne
     -------------------                  --------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE:  July 6, 1994                       /s/ Richard L. Grenolds
     -------------------                  --------------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX


Description
- -----------

      11*   Statement Regarding Computation of Per Share Earnings



_______________
*  Filed herewith by direct transmission pursuant to the EDGAR program.