Form 10-Q
period 1994-08-31
MARK IV INDUSTRIES INC
filed 1994-09-26
CIK 62418

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                            QUARTERLY REPORT UNDER
                          SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              August 31, 1994
- ---------------------------------------------------------------------------

Commission File Number             1-8862
- ---------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
- ---------------------------------------------------------------------------
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

 Yes  X   No
     ---     ---
Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

   Class                                Outstanding at September 20, 1994
   -----                                ---------------------------------
Common stock $.01 par value                         42,843,008

                           MARK IV INDUSTRIES, INC.

                                     INDEX
                                     -----

Part I.  Financial Information                                 Page No.
- ------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 August 31, 1994 and February 28, 1994                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended August 31, 1994 and 1993        4

Consolidated Statements of Income and Retained Earnings
 For the Six Month Periods Ended August 31, 1994 and 1993          5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1994 and 1993          6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               8


Part II.  Other Information                                       11
- ---------------------------

Exhibit Index                                                     13

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                                August 31,       February 28,
                                                   1994              1994
     ASSETS                                    (Unaudited)
                                               -----------       -----------

Current Assets:
  Cash                                          $      700        $      500
  Accounts receivable                              298,200           275,100
  Inventories                                      265,300           265,000
  Other current assets                              47,700            42,100
                                                ----------        ----------
    Total current assets                           611,900           582,700

Pension related and other
 non-current assets                                146,200           126,300
Property, plant and equipment, net                 369,400           365,300
Cost in excess of net assets acquired and
 deferred charges                                  208,000           208,000
                                                ----------        ----------
      TOTAL ASSETS                              $1,335,500        $1,282,300
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   53,000        $   45,000
  Accounts payable                                 112,600            99,700
  Compensation related liabilities                  40,500            43,100
  Accrued interest                                  14,800            13,600
  Accrued expenses and other liabilities            71,900            67,000
  Income taxes payable                               8,800             1,500
                                                ----------        ----------
    Total current liabilities                      301,600           269,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      178,900           195,000
  Subordinated debentures                          372,200           372,200
                                                ----------        ----------
    Total long-term debt                           551,100           567,200
                                                ----------        ----------
Other non-current liabilities                      100,300            99,800
                                                ----------        ----------
Stockholders' Equity:
  Common stock                                         400               400
  Additional paid-in capital                       262,600           261,500
  Retained earnings                                120,000            88,600
  Foreign currency translation adjustment             (500)           (5,100)
                                                ----------        ----------
    Total stockholders' equity                     382,500           345,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,335,500        $1,282,300
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Three Month Periods Ended August 31, 1994 and 1993
                 (Amounts in thousands, except per share data)


                                                     1994           1993
                                                     ----           ----

Net sales                                          $357,200       $316,600
                                                   --------       --------
Operating costs:

  Cost of products sold                             232,500        205,800

  Selling and administration                         65,500         56,700

  Research and development                            8,000          8,200

  Depreciation and amortization                      11,800         11,300
                                                   --------       --------
    Total operating costs                           317,800        282,000
                                                   --------       --------
  Operating income                                   39,400         34,600

Interest expense                                     12,400         13,500
                                                   --------       --------
  Income before provision for taxes                  27,000         21,100

Provision for income taxes                           10,300          8,000
                                                   --------       --------
  Net income                                         16,700         13,100

Retained earnings - beginning of the period         104,500         93,200

Cash dividends of $.0275 and $.024 per share         (1,200)        (1,000)
                                                   --------       --------
  Retained earnings - end of the period            $120,000       $105,300
                                                   ========       ========
Net income per share of common stock:

  Primary                                          $    .39       $    .31
                                                   ========       ========
  Fully-diluted                                    $    .35       $    .28
                                                   ========       ========
Weighted average number of shares outstanding:

  Primary                                           42,750         42,317
                                                   =======        =======
  Fully-diluted                                     51,040         50,630
                                                   =======        =======


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1994 and 1993
                 (Amounts in thousands, except per share data)

                                                     1994           1993
                                                     ----           ----

Net sales                                          $721,000       $604,500
                                                   --------       --------
Operating costs:
  Cost of products sold                             468,600        391,600
  Selling and administration                        133,300        110,300
  Research and development                           15,600         15,300
  Depreciation and amortization                      23,200         19,800
                                                   --------       --------
    Total operating costs                           640,700        537,000
                                                   --------       --------
  Operating income                                   80,300         67,500
Interest expense                                     25,300         24,900
                                                   --------       --------
  Income before provision for income taxes           55,000         42,600
Provision for income taxes                           21,200         15,900
                                                   --------       --------
  Income before extraordinary items and
   cumulative effect of accounting change            33,800         26,700
Extraordinary items, net of tax                       -            (21,700)
Cumulative effect of accounting change                -            (26,000)
                                                   --------       --------
  Net income (loss)                                  33,800        (21,000)
Retained earnings - beginning of the period          88,600        128,300
Cash dividends of $.055 and $.048 per share          (2,400)        (2,000)
                                                   --------       --------
  Retained earnings - end of the period            $120,000       $105,300
                                                   ========       ========
  Net income per share of common stock:
  Primary:
   Income before extraordinary items and
      accounting change                            $    .79       $    .63
   Extraordinary items                                  -             (.51)
   Cumulative effect of accounting change               -             (.62)
                                                   --------       --------
     Net income (loss)                             $    .79       $   (.50)
                                                   ========       ========
  Fully-diluted:
   Income before extraordinary items and
      accounting change                            $    .71       $    .57
   Extraordinary items                                  -             (.43)
   Cumulative effect of accounting change               -             (.51)
                                                   --------       --------
     Net income (loss)                             $    .71       $   (.37)
                                                   ========       ========
Weighted average number of shares outstanding:
   Primary                                           42,737         42,276
                                                   ========       ========
   Fully-diluted                                     51,027         50,589
                                                   ========       ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1994 and 1993
                            (Dollars in thousands)


                                                      1994          1993
                                                      ----          ----
Cash flows from operating activities:
  Income before extraordinary items                 $ 33,800      $ 26,700
  Items not affecting cash:
   Depreciation and amortization                      23,200        19,800
   Pensions and other                                 (5,000)       (5,300)
                                                    --------      --------
        Net cash provided by earnings                 52,000        41,200
   Other adjustments to reconcile income to
     net cash provided by (used in) operating
     activities:
     Changes in assets and liabilities,
      net of effects of businesses acquired:
       Accounts receivable                           (20,600)        7,300
       Inventories                                     2,000       (12,100)
       Other assets                                   (5,600)      (11,800)
       Accounts payable                               11,800        (1,800)
       Other liabilities                               6,100       (11,100)
                                                    --------      --------
        Net cash provided by operations               45,700        11,700
  Extraordinary items, before deferred charges          -          (30,000)
                                                    --------      --------
    Net cash provided by (used in)
      operating activities                            45,700       (18,300)
                                                    --------      --------
Cash flows from investing activities:
  Acquisitions and divestitures, net                 (12,700)      (31,500)
  Purchase of plant and equipment                    (16,300)      (20,400)
                                                    --------      --------
    Net cash used in investing activities            (29,000)      (51,900)
                                                    --------      --------
Cash flows from financing activities:
  Credit agreement borrowings, net                   (15,300)       (8,100)
  Purchases of subordinated debt                        -         (190,200)
  Issuance of senior subordinated notes                 -          258,000
  Other changes in debt, net                           1,000        11,000
  Common stock transactions                              300           500
  Cash dividends paid                                 (2,400)       (2,000)
                                                    --------      --------
    Net cash provided by (used in)
     financing activities                            (16,400)       69,200
                                                    --------      --------
  Effect of exchange rate fluctuations                  (100)         (200)
                                                    --------      --------
    Net increase (decrease) in cash                      200        (1,200)
Cash and cash equivalents:
        Beginning of the year                            500         2,700
                                                    --------      --------
        End of the period                           $    700      $  1,500
                                                    ========      ========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at August 31, 1994, and the results of its operations and its cash flows for the three and six month periods ended August 31, 1994 and 1993. Such results are not necessarily indicative of the results to be expected for the full year.

2. Accounts receivable are presented net of allowances for doubtful accounts of $19,800,000 and $17,600,000 at August 31, 1994 and February 28, 1994, respectively.

3.    Inventories consist of the following components (dollars in thousands):

                                                 August 31,      February 28,
                                                   1994              1994
                                                   ----              ----
      Raw materials, parts and sub-assemblies    $ 79,400          $ 67,700
      Work-in-process                              44,800            43,500
      Finished goods                              141,100           153,800
                                                 --------          --------
        Inventories                              $265,300          $265,000
                                                 ========          ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1994. The amounts at February 28, 1994 are based upon the audited balance sheet at that date.

4. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                August 31,    February 28,
                                                   1994          1994
                                                   ----          ----
      Land and land improvements                 $ 35,800      $ 35,700
      Buildings                                   117,900       115,700
      Machinery and equipment                     348,600       324,700
                                                 --------      --------
        Total property, plant and equipment       502,300       476,100
      Less accumulated depreciation               132,900       110,800
                                                 --------      --------
        Property, plant and equipment, net       $369,400      $365,300
                                                 ========      ========

      The amounts at February 28, 1994 are based upon the audited balance sheet at that date.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



5. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $24,800,000 and $27,000,000 in the six-month periods ended August 31, 1994 and 1993, respectively. Such amounts include $700,000 and $1,100,000 allocated to the costs of discontinued operations in the six month periods ended August 31, 1994 and 1993, respectively. The Company also paid income taxes of approximately $6,100,000 and $10,300,000 in the six month periods ended August 31, 1994 and 1993, respectively.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

Net cash provided by earnings was approximately $52,000,000 for the six month period ended August 31, 1994, an increase of approximately $10,800,000 (26%) over the six month period ended August 31 1993. As of August 31, 1994, the Company had working capital of approximately $310,300,000, a decrease of approximately $2,500,000 (1%) from February 28, 1994.

The Company has borrowing availability under its primary credit agreements of $226,800,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $69,800,000 as of August 31, 1994. Long-term debt at August 31, 1994 decreased approximately $16,100,000 from the total amount as of February 28, 1994. As a result, the Company's long-term debt as a percentage of total capitalization decreased slightly to 59% at August 31, 1994. Further debt reduction will be pursued through the use of cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.


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

The results of operations for the three and six month periods ended August 31, 1993 include the results of operations of PTI from its June 2, 1993 acquisition date.

Net sales for the three month period ended August 31, 1994 increased approximately $40,600,000 (13%) over the comparable period last year. The increase was primarily due to the internal sales growth of the Company's Power and Fluid Transfer Segment. Sales for this quarter in the Transportation segment ran ahead of last years sales for the three month period ended August 31, 1993. Sales in the Company's Professional Audio Segment in the current quarter were comparable to sales levels for the three month period ended August 31, 1993.

Net sales for the six month period ended August 31, 1994 increased approximately $116,500,000 (19%) over the six month period ended August 31, 1993. If the sales of PTI in the three month period ended May 31, 1993 had been included in the results for the six month period ended August 31, 1993, sales in the current six month period would have increased by approximately $74,000,000 (11%) over such pro forma results. Excluding the sales of the PTI business in both periods, the internal sales growth of the Company's Power and Fluid Transfer segment was primarily responsible for the Company's increased sales in the current period. Sales in the Company's Transportation and Professional Audio segments in the current six month period were comparable to the prior year's six month period.

The cost of products sold as a percentage of consolidated net sales remained consistent at approximately 65% for the three and six month periods ended August 31, 1994 as compared to the three and six month periods ended August 31, 1993. Selling and administration costs as a percentage of consolidated net sales were approximately 18% for each of the three and six month periods ended August 31, 1994 and 1993.

Research and development costs for the three and six month periods ended August 31, 1994 were substantially the same as for the three and six month periods ended August 31, 1993. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $500,000 (4%) for the three month period ended August 31, 1994 as compared to the three month period ended August 31, 1993. The increase is due to amortization of the restricted stock grants made in the second half of fiscal 1994, and an increase in depreciation resulting from fixed asset additions made in the second half of fiscal 1994.

For the six month period ended August 31, 1994, depreciation and amortization expense increased by $3,400,000 (17%) as compared to the six month period ended August 31, 1993. This increase is primarily due to the PTI acquisition which occurred in the second quarter of fiscal 1994. The increase is also due to the amortization of the restricted stock grants made in the second half of fiscal 1994, and the increase in depreciation resulting from fixed asset additions made in the second half of fiscal 1994.

Interest expense for the three month period ended August 31, 1994 decreased by approximately $1,100,000 (8%) as compared to the three month period ended August 31, 1993. The decrease is due to a decrease in the weighted average debt outstanding, and a slightly lower weighted average interest rate resulting from decreases in the rates of foreign debt, offset somewhat by a higher rate on the U.S. debt.

Interest expense for the six month period ended August 31, 1994 increased by approximately $400,000 (2%) as compared to the six month period ended August 31, 1993. This increase is due to the increased interest expense related to the PTI acquisition, offset somewhat by the benefits of reduced debt levels and a slightly lower weighted average interest rate.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1994, increased as compared to the comparable periods last year, primarily as a result of increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's income before special items for the three and six month periods ended August 31, 1994 increased $3,600,000 (27%) and $7,100,000 (27%), respectively over the comparable periods last year.

As a result of the debt extinguishment in the first quarter of fiscal 1994, the Company incurred extraordinary losses, net of related tax benefits, of $21,700,000. Additionally, the Company's adoption of SFAS No. 106 in the first quarter of fiscal 1994 resulted in the recognition of a net of tax charge of $26,000,000 which was recorded as a cumulative effect of an accounting change. The two special charges resulted in a net loss of $21,000,000 in the six month period ended August 31, 1993 in comparison to the net income of $33,800,000 earned in the six month period ended August 31, 1994.


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


Item 4 - Results of Votes of Security Holders
- ---------------------------------------------

      On July 20, 1994 the Annual Meeting of Stockholders of the Company was held. At this meeting, the stockholders voted on the following matters:

      (1) Joseph G. Donohoo was elected to serve as a Class I Director until the 1997 Annual Meeting. Mr. Donohoo was elected with 37,399,881 shares voting for his election; no shares voting against his election; and 299,657 shares withholding authority.

            The following is a list of directors whose term of office continued after the meeting:

                        Sal H. Alfiero
                        Clement R. Arrison
                        Gerald S. Lippes
                        Joseph G. Donohoo
                        Herbert Roth, Jr.

      (2) To consider and take action upon the proposed Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan as amended and restated effective March 30, 1994.

            The plan was passed with 35,407,317 shares voting for the proposal; 1,962,979 shares voting against the proposal and 329,242 shares abstaining.

      (2) To consider and take action upon the proposed Mark IV Industries, Inc. 1992 Restricted Stock Plan as amended and restated effective March 30, 1994.

            The plan was passed with 34,910,378 shares voting for the proposal; 2,465,176 shares voting against the proposal and 323,984 shares abstaining.


Item 6(a) - Exhibits
- --------------------

      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule

Item 6(b) Reports on Form 8-K
- -----------------------------

      None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE: September 26, 1994                  /s/ Sal H. Alfiero
      ------------------                  ------------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE: September 26, 1994                  /s/ Clement R. Arrison
      ------------------                  ------------------------
                                          Clement R. Arrison
                                          President



DATE: September 26, 1994                  /s/ William P. Montague
      ------------------                  ------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE: September 26, 1994                  /s/ John J. Byrne
      ------------------                  ------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE: September 26, 1994                  /s/ Richard L. Grenolds
      ------------------                  ------------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX


Description
- -----------
                                                                      Page No.
                                                                      -------

      11    Statement Regarding Computation of Per Share Earnings        14
      27    Financial Data Schedule                                      16