Form 10-Q
period 1994-11-30
MARK IV INDUSTRIES INC
filed 1995-01-09
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1994

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _______.

Commission File Number             1-8862
____________________________________________________________________________

                          MARK IV INDUSTRIES, INC.
____________________________________________________________________________
           (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
____________________________________________________________________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
____________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
____________________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---     ---

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                Outstanding at January 3, 1995
  -------                               ------------------------------
Common stock $.01 par value                         54,379,246

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
- ------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 November 30, 1994 and February 28, 1994                           3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended November 30, 1994
  and 1993                                                         4

Consolidated Statements of Income and Retained Earnings
 For the Nine Month Periods Ended November 30, 1994 and 1993       5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1994 and 1993       6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              11


Part II.  Other Information                                       15
- ---------------------------


Signature Page                                                    16

Exhibit Index                                                     17

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                               November 30,      February 28,
                                                   1994              1994
                                               ------------      ------------
      ASSETS                                    (Unaudited)
Current Assets:
  Cash                                          $      800        $      500
  Accounts receivable                              356,900           275,100
  Inventories                                      370,800           265,000
  Other current assets                              62,400            42,100
                                                ----------        ----------
    Total current assets                           790,900           582,700

Pension related and other
 non-current assets                                176,700           126,300
Property, plant and equipment, net                 499,500           365,300
Cost in excess of net assets acquired and
 deferred charges                                  336,500           208,000
                                                ----------        ----------
      TOTAL ASSETS                              $1,803,600        $1,282,300
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   46,600        $   45,000
  Accounts payable                                 162,700            99,700
  Compensation related liabilities                  61,800            43,100
  Accrued interest                                   8,400            13,600
  Accrued expenses and other liabilities           104,500            67,000
  Income taxes payable                              18,700             1,500
                                                ----------        ----------
    Total current liabilities                      402,700           269,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      476,200           195,000
  Subordinated debentures                          295,500           372,200
                                                ----------        ----------
    Total long-term debt                           771,700           567,200
                                                ----------        ----------
Other non-current liabilities                      157,300            99,800
                                                ----------        ----------
Stockholders' Equity:
  Common stock                                         500               400
  Additional paid-in capital                       338,400           261,500
  Retained earnings                                134,100            88,600
  Foreign currency translation adjustment           (1,100)           (5,100)
                                                ----------        ----------
    Total stockholders' equity                     471,900           345,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,803,600        $1,282,300
                                                ==========        ==========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended November 30, 1994 and 1993
                 (Amounts in thousands, except per share data)


                                                     1994           1993

Net sales                                          $397,300       $320,000
                                                   --------       --------
Operating costs:

  Cost of products sold                             261,700        206,200
  Selling and administration                         71,700         60,700
  Research and development                            8,800          8,000
  Depreciation and amortization                      14,800         11,400
                                                   --------       --------
    Total operating costs                           357,000        286,300
                                                   --------       --------
  Operating income                                   40,300         33,700
Interest expense                                     13,700         12,800
                                                   --------       --------
  Income before provision for taxes                  26,600         20,900

Provision for income taxes                           10,100          8,100
                                                   --------       --------
  Income before extraordinary items                  16,500         12,800

Extraordinary items, net of tax                      (1,100)          -
                                                   --------       --------
  Net Income                                         15,400         12,800

Retained earnings - beginning of the period         120,000        105,300

Cash dividends of $.0275 and $.024 per share         (1,300)        (1,000)
                                                   --------       --------
  Retained earnings - end of the period            $134,100       $117,100
                                                   ========       ========
Net income per share of common stock:

  Primary:
      Income before extraordinary items            $    .36       $    .30
      Extraordinary items                              (.02)           -
                                                   --------       --------
      Net Income (loss)                            $    .34       $    .30
                                                   ========       ========
  Fully Diluted:
      Income before extraordinary items            $    .34       $    .27
      Extraordinary items                              (.02)           -
                                                   --------       --------
      Net Income (loss)                            $    .32       $    .27
                                                   ========       ========
Weighted average number of shares outstanding:

  Primary                                            45,961         42,684
                                                   ========       ========
  Fully-diluted                                      51,068         50,975
                                                   ========       ========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1994 and 1993
                 (Amounts in thousands, except per share data)


                                                     1994           1993
                                                     ----           ----

Net sales                                        $1,118,300       $924,400
                                                 ----------       --------
Operating costs:
  Cost of products sold                             730,200        597,700
  Selling and administration                        205,000        171,000
  Research and development                           24,500         23,300
  Depreciation and amortization                      38,000         31,200
                                                 ----------       --------
    Total operating costs                           997,700        823,200
                                                 ----------       --------

  Operating income                                  120,600        101,200
Interest expense                                     39,000         37,700
                                                 ----------       --------
  Income before provision for income taxes           81,600         63,500
Provision for income taxes                           31,300         24,000

  Income before extraordinary items and
   cumulative effect of accounting change            50,300         39,500

Extraordinary items, net of tax                      (1,100)       (21,700)
Cumulative effect of accounting change                -            (26,000)
                                                 ----------       --------
  Net income (loss)                                  49,200         (8,200)

Retained earnings - beginning of the period          88,600        128,300
Cash dividends of $.0825 and $.072 per share         (3,700)        (3,000)
                                                 ----------       --------
  Retained earnings - end of the period            $134,100       $117,100
                                                 ==========       ========
Net income per share of common stock:
  Primary:
   Income before extraordinary items and
      accounting change                            $   1.15       $    .93
   Extraordinary items                                 (.03)          (.51)
   Cumulative effect of accounting change               -             (.61)
                                                   --------       --------
     Net income (loss)                             $   1.12       $   (.19)
                                                   ========       ========
  Fully-diluted:
   Income before extraordinary items and
      accounting change                            $   1.04       $    .85
   Extraordinary items                                 (.02)          (.43)
   Cumulative effect of accounting change               -             (.51)
                                                   --------       --------
     Net income (loss)                             $   1.02       $   (.09)
                                                   ========       ========
Weighted average number of shares outstanding:
   Primary                                           43,804         42,411
                                                   ========       ========
   Fully-diluted                                     51,030         50,684
                                                   ========       ========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1994 and 1993
                            (Dollars in thousands)


                                                      1994          1993
                                                      ----          ----

Cash flows from operating activities:
  Income before extraordinary items                 $ 50,300      $ 39,500
  Items not affecting cash:
   Depreciation and amortization                      38,000        31,200
   Pensions and other                                 (5,700)       (1,100)
                                                    --------      --------
        Net cash provided by earnings                 82,600        69,600
   Other adjustments to reconcile income to
     net cash provided by (used in) operating
     activities:
     Changes in assets and liabilities,
      net of effects of businesses acquired:
       Accounts receivable                              (300)        9,400
       Inventories                                   (13,800)      (16,500)
       Other assets                                  (10,400)      (12,200)
       Accounts payable                               11,200        (1,300)
       Other liabilities                              13,600       (18,700)
                                                    --------      --------
        Net cash provided by operations               82,900        30,300
  Extraordinary items, before deferred charges          -          (30,000)
                                                    --------      --------
    Net cash provided by
      operating activities                            82,900           300
                                                    --------      --------
Cash flows from investing activities:
  Acquisitions and divestitures, net                (293,800)      (31,500)
  Purchase of plant and equipment                    (28,000)      (28,100)
                                                    --------      --------
    Net cash used in investing activities           (321,800)      (59,600)
                                                    --------      --------
Cash flows from financing activities:
  Credit agreement borrowings, net                   241,200       (30,000)
  Purchases of subordinated debt                        -         (190,200)
  Issuance of senior subordinated notes                 -          258,000
  Other changes in debt, net                           1,300        23,400
  Common stock transactions                              300           700
  Cash dividends paid                                 (3,500)       (3,000)
                                                    --------      --------
    Net cash provided by
     financing activities                            239,300        58,900
                                                    --------      --------
  Effect of exchange rate fluctuations                  (100)         (300)
                                                    --------      --------
    Net increase (decrease) in cash                      300          (700)
Cash and cash equivalents:
        Beginning of the period                          500         2,700
                                                    --------      --------
        End of the period                           $    800      $  2,000
                                                    ========      ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at November 30, 1994, and the results of its operations and its cash flows for the three and nine month periods ended November 30, 1994 and 1993. Such results are not necessarily indicative of the results to be expected for the full year.

2. On November 4, 1994, the Company acquired substantially all of the stock of Purolator Products Company (Purolator) for a cash purchase price of $25.00 per share, or a total cost, including expenses, of approximately $286.3 million. Funding for the acquisition was provided by borrowings under the Company's 1994 Credit Agreement as discussed in Note 6. Purolator is a manufacturer of a broad range of filters and separation systems used in automotive (principally aftermarket), marine, heating, ventilating, air conditioning, and high-technology liquid-filtration applications, and specialized industrial filters and separation systems. Purolator is a significant addition to the Company's Power and Fluid Transfer business segment.

      The acquisition has been accounted for under the purchase method, and Purolator's results of operations have been consolidated with the Company's results of operations effective as of the acquisition date. The Company has made a preliminary determination and allocation of the purchase price as of the acquisition date, consisting of the following (dollars in thousands):

                  Accounts receivable                       $ 77,200
                  Inventories                                 88,200
                  Other current assets                        24,000
                  Accounts payable and
                   other current liabilities                 (91,300)
                                                            --------
                    Net working capital acquired              98,100
                  Fixed assets                               129,000
                  Cost in excess of net assets acquired      118,900
                  Long-term bank indebtedness                (38,600)
                  Other non-current items, net               (21,100)
                                                            --------
                    Total purchase price,
                     including expenses                     $286,300
                                                            ========

      The financial position of Purolator has been included in the consolidated balance sheet of the Company as of November 30, 1994 based upon the above preliminary determination and allocation. Such amounts will be finalized upon additional analysis and asset valuation determinations to be made by the Company and various outside appraisal firms. The final changes are not expected to have a significant impact on the Company's results of operations as reported herein.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      The following table presents the pro forma consolidated condensed results of operations for the Company's nine month periods ended November 30, 1994 and 1993 as if the following transactions had occurred at the beginning of each of the periods: (i) the consummation of the acquisition of Purolator in November 1994 and the borrowings under the 1994 Credit Agreement in connection therewith; (ii) the conversion in October 1994 of approximately $76.7 million aggregate principal amount of the Company's 6-1/4% Convertible Debentures into approximately 5,340,000 shares of common stock at a conversion price of $14.3685 per share; and (iii) the consummation of the Offering in December 1994 (as discussed in Note 7), and the application of the estimated net proceeds therefrom. The pro forma amounts do not purport to be indicative of the results that actually would have been obtained had the transactions identified above actually taken place at the beginning of each of the periods, nor are they intended to be a projection of future results (dollars in thousands, except per share amounts):


                                                         Nine Months Ended
                                                            November 30,
                                                         -----------------
                                                         1994         1993
                                                         ----         ----
      Net sales                                       $1,449,000   $1,258,100
                                                      ==========   ==========
      Income before interest
       and taxes                                      $  146,700   $  124,300
                                                      ==========   ==========
      Income before
       extraordinary items and
       accounting change                              $   62,200   $   50,400
                                                      ==========   ==========
      Income per share,
       before extraordinary items
       and accounting changes:

            Primary                                   $     1.15   $     .93
                                                      ==========   =========
            Fully-diluted                             $     1.11   $     .91
                                                      ==========   =========


3. Accounts receivable are presented net of allowances for doubtful accounts of $26,800,000 and $17,600,000 at November 30, 1994 and
      February 28, 1994, respectively.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Inventories consist of the following components (dollars in thousands):

                                                November 30,      February 28,
                                                   1994              1994
                                                   ----              ----

      Raw materials, parts and sub-assemblies    $104,900          $ 67,700
      Work-in-process                              58,600            43,500
      Finished goods                              207,300           153,800
                                                 --------          --------
        Inventories                              $370,800          $265,000
                                                 ========          ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1994. The amounts at February 28, 1994 are based upon the audited balance sheet at that date.

5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                November 30,   February 28,
                                                   1994          1994
                                                   ----          ----

      Land and land improvements                 $ 42,200      $ 35,700
      Buildings                                   149,700       115,700
      Machinery and equipment                     450,600       324,700
                                                 --------      --------
        Total property, plant and equipment       642,500       476,100
      Less accumulated depreciation               143,000       110,800
                                                 --------      --------
        Property, plant and equipment, net       $499,500      $365,300
                                                 ========      ========


6. Long-term debt consists of the following at November 30, 1994 and February 28, 1994 (dollars in thousands):
                                                November 30,      February 28,
                                                    1994              1994
                                                    ----              ----

      Senior Debt:
            1994 Credit Agreement               $ 421,000         $   -
            1993 Credit Facility                     -             140,000
            Multi-Currency Agreement               48,700           48,400
            Other items                            32,700           40,500
                                                ---------         --------
                  Total                           502,400          228,900
            Less Current maturities                (6,100)          (5,800)
            Less amounts allocated to
             discontinued operations              (20,100)         (28,100)
                                                ---------         --------
                  Net senior debt                 476,200          195,000
                                                ---------         --------
      Subordinated debt:
            8-3/4% Senior Notes                   258,000          258,000
            6-1/4% Convertible Debentures          37,500          114,200
                                                ---------         --------
                  Total subordinated debt         295,500          372,200
                                                ---------         --------
                  Total long-term debt          $ 771,700         $567,200
                                                =========         ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      On November 2, 1994, the Company entered into a new $650 million credit agreement (the "1994 Credit Agreement") with a group of financial institutions which provides for (i) a five-year term loan in the principal amount of approximately $300 million used to finance the acquisition of Purolator (as discussed in Note 2) and to repay certain existing Purolator debt, and (ii) a five-year revolving credit facility in an amount of up to $350 million for refinancing the Company's previously existing credit facility (the "1993 Credit Facility") and certain existing Purolator debt, and for working capital and other general corporate purposes.

      The loans outstanding under the 1994 Credit Agreement bear interest, at the Company's option, at (i) the reference rate of the agent acting on behalf of the financial institutions, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 0.55% to LIBOR plus 1.00% depending on the company's consolidated leverage ratio (as defined in the 1994 Credit Agreement). The Company is currently paying interest on the loan at LIBOR plus 0.75% per annum. The 1994 Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by all of the Company's significant domestic subsidiaries. All of such guarantees are collateralized by first priority pledges of all outstanding capital stock of each guarantor subsidiary.

      In October 1994, the Company entered into agreements with certain holders of its 6-1/4% Convertible Subordinated Debentures due February 15, 2011 to convert approximately $76,700,000 of the debentures into approximately 5,340,000 shares of the Company's common stock at an applicable conversion rate of $14.3685 per share. The principal amount of converted debt, as well as related unamortized deferred charges have been reclassified to common stock and additional paid in capital.

7. In December 1994, the Company completed an underwritten public offering of 6,175,000 shares of its common stock, at a public offering price of $19.00 per share (the Offering). The net proceeds from the Offering of approximately $113,000,000 were used to repay a portion of the indebtedness outstanding under the Company's 1994 Credit Agreement. Under the terms of the 1994 Credit Agreement, the amount of net proceeds of the Offering used to repay outstanding indebtedness under the revolving credit facility may be reborrowed by the Company.

8. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $45,600,000 and $44,200,000 in the nine month periods ended November 30, 1994 and 1993, respectively. Such amounts include $1,100,000 and $1,600,000 allocated to the costs of discontinued operations in the nine month periods ended November 30, 1994 and 1993, respectively. The Company also paid income taxes of approximately $15,100,000 and $12,700,000 in the nine month periods ended November 30, 1994 and 1993, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------

Net cash provided by earnings was approximately $82,600,000 for the nine month period ended November 30, 1994, an increase of approximately $13,000,000 (19%) over the nine month period ended November 30, 1993. As of November 30, 1994, the Company had working capital of approximately $388,200,000, an increase of approximately $75,400,000 (24%) from February 28, 1994. The increase in working capital is substantially attributable to the acquisition of Purolator.


On November 4, 1994, the Company completed the purchase of the stock of Purolator Products Company (Purolator) for a cash purchase price of $25.00 per share, or a total cost, including expenses, of approximately $286.3 million. Funding for the acquisition was provided by borrowings under the Company's 1994 Credit Agreement, as discussed in Note 6. Purolator is a manufacturer of a broad range of filters and separation systems used in automotive (principally aftermarket), marine, heating, ventilating, air conditioning, and high-technology liquid-filtration applications, and specialized industrial filters and separation systems. Purolator is a significant addition to the Company's Power and Fluid Transfer business segment.

On November 2, 1994, the Company entered into the new $650 million Credit Agreement with a group of financial institutions which provides for (i) a five-year term loan in the principal amount of approximately $300 million used to finance the acquisition of Purolator and to repay certain existing Purolator debt, and (ii) a five-year revolving credit facility in an amount of up to $350 million for refinancing the Company's 1993 Credit Facility and certain existing Purolator debt and for working capital and other general corporate purposes. The loans outstanding under the 1994 Credit Agreement bear interest, at the Company's option, at (i) the reference rate of the agent acting on behalf of the financial institutions, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 0.55% to LIBOR plus 1.00% depending on the Company's consolidated leverage ratio (as defined in the 1994 Credit Agreement). The Company is currently paying interest on the loan at LIBOR plus 0.75% per annum. The 1994 Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by all of the Company's significant domestic subsidiaries. All of such guarantees are collateralized by first priority pledges of all outstanding capital stock of each guarantor subsidiary.

In October 1994, the Company entered into agreements with certain holders of its 6-1/4% Convertible Subordinated Debentures due February 15, 2011 to convert approximately $76,700,000 of the debentures into approximately 5,340,000 shares of the Company's common stock at an applicable conversion rate of $14.3685 per share. The principal amount of converted debt, as well as related unamortized deferred charges have been reclassified to common stock and additional paid in capital. The remaining $37,500,000 of these debentures have a first call date of February 16, 1995, and it is the Company's intention to call them on that date.

In December 1994, the Company completed an underwritten public offering of 6,175,000 shares of its common stock, at a public offering price of $19.00 per share. The net proceeds of the offering of approximately $113,000,000 were used to repay a portion of the Company's outstanding indebtedness under the Company's 1994 Credit Agreement. Under the terms of the 1994 Credit Agreement, the amount of net proceeds of the Offering used to repay outstanding indebtedness under the revolving credit facility may be reborrowed by the Company.

The Company has borrowing availability under its primary credit agreements of $280,300,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $86,700,000 as of November 30, 1994. Long-term debt at November 30, 1994 increased approximately $204,500,000 from the total amount as of February 28, 1994, primarily as a result of the Purolator acquisition, less the effects of the debt conversion. As a result, the Company's long-term debt as a percentage of total capitalization increased to 62.1% at November 30, 1994, or approximately 50.0% after giving effect to the Offering and the anticipated conversion of the remaining Convertible Debentures referred to above. Excluding the acquisition of Purolator, and the debt conversion, the Company has reduced long-term debt by approximately $53,800,000 from February 28, 1994. Further debt reduction will be pursued through the use of cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.

Results of Operations
- ---------------------

Prior to the acquisition of Purolator in November 1994, the Company classified its operations into three business segments: Power and Fluid Transfer; Transportation; and Professional Audio. Following the acquisition of Purolator, management reviewed its existing businesses and determined that its Transportation business segment should be combined with the Power and Fluid Transfer business segment in view of the similarity in markets and customers served. Management also believes that the revised classification will enable the company to benefit from a global organizational structure and the coordination of distribution activities. As a result, the Company now classifies its operations into two business segments: Power and Fluid Transfer; and Professional Audio.

The results of operations for the three and nine month periods ended November 30, 1994 include the results of operations of Purolator from its November 4, 1994 acquisition date. The results of operations for the nine month period ended November 30, 1993 includes the results of operations of PTI from its June 2, 1993 acquisition date.

Net sales for the three month period ended November 30, 1994 increased approximately $77,300,000 (24%) over the comparable period last year. The increase was primarily due to the internal sales growth of the Company's Power and Fluid Transfer Segment, and also due to the inclusion of the results of operations of Purolator from its acquisition date. Sales in the Company's Professional Audio Segment in the current quarter were comparable to sales levels in that segment in the three month period ended November 30, 1993.

Net sales for the nine month period ended November 30, 1994 increased approximately $193,900,000 (21%) over the nine month period ended November 30, 1993. If the sales of PTI in the three month period ended May 31, 1993 had been included in the results for the nine month period ended November 30, 1993, sales in the current nine month period would have increased by approximately $151,400,000 (11%). Excluding the sales of the Purolator and PTI businesses in both periods, the internal sales growth of the Company's Power and Fluid Transfer segment was primarily responsible for the Company's increased sales in the current period. Sales in the Company's Professional Audio segment in the current nine month period were comparable to sales levels in that segment in the prior year's nine month period.

The cost of products sold as a percentage of consolidated net sales remained consistent at approximately 65% for the three and nine month periods ended November 30, 1994, as compared to the three and nine month periods ended November 30, 1993. Selling and administration costs as a percentage of consolidated net sales were approximately 18% for each of the three and nine month periods ended November 30, 1994 and 1993.

Research and development costs for the three and nine month periods ended November 30, 1994 were substantially the same as for the three and nine month periods ended November 30, 1993. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $3,400,000 (30%) for the three month period ended November 30, 1994 as compared to the three month period ended November 30, 1993. The increase is attributed to depreciation resulting from fixed asset additions made in the second half of fiscal 1994, as well as the inclusion of the results of operations of Purolator from its acquisition date.

For the nine month period ended November 30, 1994, depreciation and amortization expense increased by $6,800,000 (22%) as compared to the nine month period ended November 30, 1993. This increase is primarily due to the PTI acquisition which occurred in the second quarter of fiscal 1994, as well as the inclusion of the results of operations of Purolator from its acquisition date. The increase is also due to the amortization of the restricted stock grants made in the second half of fiscal 1994, and the increase in depreciation resulting from fixed asset additions made in the second half of fiscal 1994.

Interest expense for the three month period ended November 30, 1994 increased by approximately $900,000 (7%) as compared to the three month period ended November 30, 1993. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowings incurred to finance the acquisition of Purolator, net of the effects of the debt conversion in October 1994. Increases in economic rates on the Company's domestic debt were significantly offset by lower weighted average interest rates on its foreign debt.

Interest expense for the nine month period ended November 30, 1994 increased by approximately $1,300,000 (3%) as compared to the nine month period ended November 30, 1993. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowing incurred to finance the acquisition of Purolator, net of the effects of the debt conversion in October 1994. Increases in economic rates on the Company's domestic debt were significantly offset by lower weighted average interest rates on its foreign debt.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1994 increased as compared to the comparable periods last year, primarily as a result of increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's income before special items for the three and nine month periods ended November 30, 1994 increased $3,700,000 (29%) and $10,800,000 (27%), respectively, over the comparable periods last year.

As a result of the replacement of the Company's 1993 Credit Facility with the 1994 Credit Agreement, the Company recognized a $1,100,000 extraordinary loss, net of related tax benefits, for the three and nine month periods ended November 30, 1994, related to the write-off of the unamortized balance of deferred charges associated with the 1993 Credit Facility.

As a result of the debt extinguishment in the first quarter of fiscal 1994, the Company incurred an extraordinary loss, net of related tax benefits, of $21,700,000. Additionally, the Company's adoption of SFAS No. 106 in the first quarter of fiscal 1994 resulted in the recognition of a net of tax charge of $26,000,000 which was recorded as a cumulative effect of an accounting change. These special charges resulted in a net loss of $8,200,000 in the nine month period ended November 30, 1993 in comparison to the net income of $49,200,000 earned in the nine month period ended November 30, 1994.


Impact of Inflation
- -------------------

Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has had no material impact on income from operations.

Part II.  OTHER INFORMATION
- ---------------------------

Items 1, 3, 4 and 5 are inapplicable and have been omitted.


Item 2 - Changes in Securities
- ------------------------------

      On November 17, 1994, the Company filed a Registration Statement on Form S-8, which registered 700,000 shares of the Company's common stock, par value $0.01 per share, reserved for issuance under the following employee benefit plans of Purolator Products Company, as such plans have been assumed and/or amended by the Company:

      (i)   1992 Stock Option Plan of Purolator Products Company
      (ii)  1994 Long-Term Incentive Plan of Purolator Products Company
      (iii) Purolator Products Company Employees Retirement Savings Plan

      On December 9, 1994, the company completed an underwritten public offering of 6,175,000 shares of its common stock at a public offering price of $19.00 per share.


Item 6(a) - Exhibits
- --------------------

      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule


Item 6(b) Reports on Form 8-K
- -----------------------------

      The following report on Form 8-K was filed pertaining to events occurring during the quarter ended November 30, 1994.

      1. A current report on Form 8-K, dated November 2, 1994, was filed to report under Items 2,5, 7a, 7b, and 7c that (i) the Company and its wholly-owned subsidiary, Mark IV Acquisition Corp., completed the purchase of the stock of Purolator Products Company, a manufacturer and marketer of a broad range of filters and separation systems for approximately $286,300,000 and, (ii) the Company and a group of financial institutions entered into a credit agreement providing for a five-year term loan and a five-year revolving credit facility.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE: January 6, 1995                     /s/ Sal H. Alfiero
      ---------------                     -----------------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE: January 6, 1995                     /s/ Clement R. Arrison
      ---------------                     ----------------------------
                                          Clement R. Arrison
                                          President



DATE: January 6, 1995                     /s/ William P. Montague
      ---------------                     ----------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE: January 6, 1995                     /s/ John J. Byrne
      ---------------                     ----------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE: January 6, 1995                     /s/ Richard L. Grenolds
      ---------------                     ----------------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX


Description
- -----------
                                                                      Page No.
                                                                      -------



      2.1   Agreement and Plan of Merger dated as of October 3, 1994       N/A
            by and among Mark IV Industries, Inc., Mark IV Acquisition
            Corp., and Purolator Products Company, incorporated by reference to exhibit (c)(1) to Schedule 14D-1 (Tender
            Offer) dated October 7, 1994, as filed with the SEC on such date.

      2.2   Offer to Purchase, as revised, incorporated by reference       N/A
            to exhibit (a)(1) to Amendment No. 1 to Schedule 14D-1
            Tender Offer) dated October 11, 1994, as filed with the SEC on such date.

      10.1  Credit and Guarantee Agreement dated as of November 2, 1994,   N/A
            among Mark IV Industries, Inc., as Borrower, Mark IV
            Transportation Products Corp., Gulton Industries, Inc.,
            Dayco Products, Inc., Electro-Voice Incorporated, Anchor
            Swan, Inc. and Mark IV Acquisition Corp., as Guarantors, the banks and other financial institutions which are parties thereto, Bank of America National Trust and Savings
            Association, as Administrative Agent and Bid Agent, and
            BA Securities, Inc., as Arranger, incorporated by reference to exhibit (b)(2) to Amendment No. 3 to
            Schedule 14D-1 (Tender Offer) dated November 2, 1994, as filed with the SEC on such date.

      11    Statement Regarding Computation of Per Share Earnings           18

      27    Financial Data Schedule                                         20