Form 10-K
MARK IV INDUSTRIES INC
filed 1995-05-25
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 28, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to _______________________

Commission File No. 1-8862

                            MARK IV INDUSTRIES, INC.
---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                                     23-1733979
-------------------------------          -----------------------------------
(State or other jurisdiction of          (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972

     Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange on
            Title of Class                                which registered
         ----------------------------                  ----------------------
        Common Stock, $.01 par value                  New York Stock Exchange

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
                                                   ----      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 19, 1995 on the New York Stock Exchange was $938,481,594.

      As of May 19, 1995, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 60,138,070 shares.

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



                            MARK IV INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                 Page

Item 1:     Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2:     Properties . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 3:     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .15
Item 4:     Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . . . . . . . .15


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters . . . . . . . . . . . . . .16
Item 6:     Selected Financial Data. . . . . . . . . . . . . . . . . . .17
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . . . . . . . .19
Item 8:     Financial Statements and Supplementary
             Data. . . . . . . . . . . . . . . . . . . . . . . . . . . .27
Item 9:     Disagreement on Accounting and Financial
             Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .54


PART III

Item 10:    Directors and Executive Officers of the
             Registrant. . . . . . . . . . . . . . . . . . . . . . . . .54
Item 11:    Executive Compensation . . . . . . . . . . . . . . . . . . .54
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . . . . . . . .54
Item 13:    Certain Relationships and Related
             Transactions. . . . . . . . . . . . . . . . . . . . . . . .54


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .55
            Signatures . . . . . . . . . . . . . . . . . . . . . . . . .62
            Exhibit Index. . . . . . . . . . . . . . . . . . . . . . .  63

                                     PART I

ITEM 1.  BUSINESS


General

      Mark IV Industries, Inc. ("Mark IV" or "the company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve four markets: general industrial; automotive aftermarket; automotive original equipment manufacturers ("OEMs"); and infrastructure. Power and fluid transfer products and systems accounted for approximately 90% of Mark IV's net sales in fiscal 1995 after giving pro forma effect to the company's recent acquisition of Purolator Products Company ("Purolator"). Mark IV is also a leading manufacturer of professional audio products.

      Many of Mark IV's products have a significant, and in certain instances the leading, share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are primarily sold directly, and through independent distributors, to other manufacturers and commercial users in the United States and Europe and, to a lesser extent, in Canada, Latin America and the Far East. Mark IV operates 71 manufacturing facilities and 52 distribution and sales locations and employs approximately 16,200 people in eighteen countries.

      Mark IV's business strategy is focused on building its power and fluid transfer business through internal growth, continuation of cost control and quality improvement programs, and selective strategic domestic and foreign acquisitions. The company's operating strategy emphasizes management for continuous improvement, establishing co-operative programs with customers to engineer, design and develop higher value added systems in addition to individual products, and the introduction of new, more cost effective and durable products.

      In furtherance of these strategies, over the past five years Mark IV has: (i) emphasized continuous product development, with over 50% of its current sales worldwide arising from the introduction of new products or products which have been redesigned; (ii) significantly expanded its presence in Western Europe through its June 1993 acquisition of Pirelli Trasmissioni Industriali, S.p.A. ("PTI"), a leading Italian-based manufacturer of power transmission products; (iii) substantially increased its domestic production capacity and strengthened its market position in the power steering and garden hose markets through its fiscal 1991 acquisition of Anchor Swan, a leading manufacturer of these and other products; (iv) established distribution centers to serve markets in Central and South America and the Pacific Rim, and acquired manufacturing and distribution facilities in Mexico and Sweden; and
(v) implemented cost savings and efficiency programs in its Power and Fluid Transfer business segment which have contributed to the improvement of the segment's operating income margins.


Acquisition of Purolator Products Company

      As part of the company's strategic emphasis on its power and fluid transfer business, in November 1994 Mark IV acquired Purolator, which is a leading manufacturer of filtration products, including automotive oil, air and fuel filters; residential and commercial heating, ventilating and air-conditioning ("HVAC") filters; high-technology liquid filtration products; and specialized industrial filters and filtration systems. The total cost of the acquisition was $286.3 million. Purolator's filtration business complements the company's fluid transfer products since many of Purolator's products serve customers in the same markets as the company's other power and fluid transfer products, such as certain industrial markets, the automotive aftermarket and, to a much lesser extent, the automotive OEM market. In addition, filters are generally an integral part of most power and fluid transfer systems produced by the company. In particular, the acquisition of Purolator will strengthen Mark IV's presence in the automotive aftermarket since more than 60% of Purolator's sales are made to customers in this market. Mark IV also believes that its extensive sales and distribution network will provide opportunities for increased sales of Purolator's products.

Segment Information

      Prior to the acquisition of Purolator, the company classified its operations into three business segments: Power and Fluid Transfer; Transportation; and Professional Audio. Following the acquisition of Purolator, management reviewed its existing businesses and determined that its Transportation business segment should be combined with the Power and Fluid Transfer business segment in view of the similarity in markets and customers served. Management also believes that the revised classification will enable the company to benefit from a global organizational structure and the coordination of distribution activities.

      The company now classifies its operations into the following two business segments:

   (i) Power and Fluid Transfer, which includes the design, manufacture and distribution of products and systems primarily in the general industrial market, the automotive aftermarket, the automotive OEM market and the infrastructure market. Such products and systems include those related to rubber and plastic belts, hose, fittings and related assemblies; filters; power transfer mechanisms for door control systems used in mass transit vehicles; information displays; and advanced traffic control and management systems; and


   (ii) Professional Audio, which includes the design and manufacture of products and systems used primarily in the high-performance professional audio market, such as microphones, speakers, public address and musical instrument loudspeaker systems, audio signal processors, and sound enhancement and noise canceling equipment.


     The results of operations of Purolator have been included in the company's results of operations for fiscal 1995 from its November 1994 acquisition date. The results of operations of PTI have been included in the company's results of operations from its June 1993 acquisition date. Selected summary information has been presented below to facilitate the review of the company's business segment discussion. The summary information has been derived from the more detailed information regarding industry segments in accordance with generally accepted accounting principles as presented in Note 14 to the company's audited consolidated financial statements included elsewhere herein. Such summary information is as follows (dollars in thousands):

                                 1995
                             Pro Forma (1)      1995             1994
                              (Unaudited)

Net Sales to Customers:

 Power and Fluid Transfer      $1,728,000    $1,418,000       $1,070,700

 Professional Audio               185,300       185,300          173,500

    Total                      $1,913,300    $1,603,300       $1,244,200

Operating Income (2):

 Power and Fluid Transfer      $  184,500    $  158,400       $  124,800

 Professional Audio                21,800        21,800           21,900

    Total                      $  206,300    $  180,200       $  146,700


(1) To reflect acquisition and equity transactions as if they had occurred at the beginning of the year, as described in Note 2 to the audited financial statements referred to above.

(2)   Represents income before corporate expenses, interest expense and taxes.




POWER AND FLUID TRANSFER

      Dayco Products Inc. ("Dayco"), a subsidiary of the company, and Purolator produce a variety of belts, hose, filters, and related assemblies and systems, for industrial, automotive aftermarket and automotive OEM customers, primarily in North America and Europe. The acquisition of Purolator significantly increased the size and scope of the Power and Fluid Transfer segment. The complementary nature of the product lines, particularly in the automotive aftermarket, Original Equipment Service (OES) market and industrial markets integrates the segments's systems and distribution approach to product offerings. The acquisition of Purolator roughly balances the power and fluid transfer product lines, and increases the pro forma revenue of these core products to about $1.5 billion. The balance of this segment serves the infrastructure market, generating about $228 million of revenue.

      The Power and Fluid Transfer segment was expanded and reorganized during fiscal 1995. Added to the segment's three markets -- General Industrial, Automotive Aftermarket and Automotive OEM -- were products for the Infrastructure market, which are produced by the operating units that previously comprised the company's Transportation business segment. In the Infrastructure market, sales improved and backlogs continued at record levels.

      Also included in this business segment is Protective Closures, which manufactures plastic and metal caps, plugs, seals and protective netting sold to a broad base of industrial and automotive OEM customers, and Mokon, which produces circulating oil and water temperature control systems.


General Industrial

      Approximately 30% of fiscal 1995's pro forma sales were to industrial customers, making General Industrial the largest market in this segment. General Industrial products include a variety of belts, hose, filters, tensioners, pulleys, couplings, assemblies and systems for a number of markets, including agricultural, oil field, mining, lawn and garden, food and beverage handling, construction, environmental, chemical, lumber and specialty applications.

      Many of the General Industrial products are sold directly to industrial OEMs for use in agricultural, manufacturing, office, mining, environmental, fuel dispensing and fuel flow equipment, as well as in products such as snowmobiles, washing machines, golf carts, vacuum cleaners, outboard motors and lawn mowers. The balance of sales in this market are to distributors of industrial replacement belts and hose, and lawn and garden product distributors and retailers, such as hardware chains, home centers and mass merchandisers.



      The segment's product offerings were expanded in fiscal 1995 to include the industrial filters and filtration systems which Purolator supplies to the industrial, aviation and marine markets, broadening the company's product offerings and customer base in the industrial marketplace. Facet International, Inc. ("Facet") a Purolator subsidiary, has also expanded the segment's General Industrial product lines and markets. Facet is a manufacturer of high performance filtration and separation products and systems for commercial and military aviation applications. Facet's products, which have been approved by numerous governmental and industry-related organizations around the world, are sold to oil companies, airlines and defense ministries. Facet also produces bilge separators for the commercial and military marine markets, as well as an environmental protection product which removes oil pollution from water.

      The May 1994 acquisition of the U.S. Rubber Hose Co. ("U.S. Rubber") in Vero Beach, Florida, is enabling Dayco to enter new areas in the industrial hose market. U.S. Rubber provides the capability of manufacturing rigid mandrel hose up to 200 feet in length, in a variety of bore sizes. This new capability allows Dayco to better serve customers in the paper, oil drilling and refining, water pumping, natural gas production, manufacturing, cement/construction, chemical and trucking industries.

      Areas of concentration in the General Industrial business include: strengthening product lines and continuing to integrate the products of Dayco, Purolator, PTI, U.S. Rubber and Citla, S.A. de C.V. ("Citla"); centralizing distribution of these products to provide better, more efficient customer service; expanding the markets and distribution channels for many products by partnering with customers, as well as by finding new markets for existing product lines; and increasing manufacturing capacity in certain product areas, including couplings and hydraulic hose.


Automotive Aftermarket

      The Automotive Aftermarket accounted for roughly 28% of fiscal 1995's pro forma sales. The products in this market include a vast array of automotive belts, hose, filters and accessories sold to automotive warehouse distributors, oil companies, original equipment service centers, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors.

      Products include V-ribbed belts, V-belts, and timing belts; radiator, automotive service, fuel line and heater hose and assemblies; as well as fan clutches, transmission oil coolers, fan blades, electric fans, couplings and pulleys. With the addition of Purolator, product offerings were expanded to include a complete line of automotive oil, air and fuel filters for virtually all automobiles and light duty trucks currently operated in North America, including those manufactured by North American, Japanese and European OEMs. The combined Dayco/Purolator distribution system and complementary customer base provide opportunities for revenue growth, margin improvement and increased market penetration.

      Dayco's strategy of expansion into new geographic markets was evident in fiscal 1995 in a number of areas. Purolator's equity interest with Anand Corporation in Purolator India Limited provides access to the Indian marketplace. In Australia, a new distribution center was established in Melbourne to support automotive aftermarket growth in the Asia Pacific region.



Automotive OEM

      The segment's Automotive OEM business accounted for 20% of fiscal 1995's proforma sales. Dayco designs, develops and manufactures automotive accessory drive, camshaft drive, fuel, air conditioning, and power steering systems for the global automotive OEM market, as well as radiator, heater, fuel, engine and transmission oil cooler assemblies, consisting of various hose, belts, filters, tensioners, brackets, pulleys, canisters and sprockets.

      In response to the increased global nature of the automotive OEM industry, Dayco's Automotive OEM business is now organized into a single global unit, to better meet the needs of its worldwide customers, and to maximize the use of its resources on a global basis.

      In keeping with the company's long-term growth strategy to expand its geographic presence, several strategic acquisitions were made in fiscal 1995. Citla, a manufacturer of industrial and automotive belts and hose products with headquarters in Mexico City, Mexico, was acquired in June 1994. Citla provides support to the company's existing OEM customers in Mexico, as well as access to the Mexican automotive aftermarket and industrial marketplace. Acquired in September 1994, Dayco Hevas ("Hevas") of Varberg, Sweden, manufactures automotive tubes and tube assemblies. Hevas' products complement existing power steering and air conditioning components for the European automobile industry, further enhancing the company's market position in Europe.

      The acquisition of Purolator also provided increased market opportunities with the company's global OEM customers. Purolator's products will be incorporated into Dayco's systems, and the distribution of Purolator's products will be enhanced by Dayco's global OEM programs. Purolator's equity interest in Purolator India Limited expands the company's manufacturing capabilities and OEM markets in Southeast Asia, while the company's 50% ownership in Purodenso Corp. provides access to the OEM transplant market in the U.S.

      Dayco also has multiple development programs with the Detroit "Big Three," U.S. foreign-based OEMs, and most of the major European automotive manufacturers. Fiscal 1995 saw improvements in the truck OEM market with new orders from Iveco, Mercedes and Scania, and increased volume with Mack, Navistar, and Cummins. Dayco also continues to benefit from the increasing demand in Europe for automobiles equipped with power steering and air conditioning.

      Emphasis on vertical integration as a hose and assembly producer has helped Dayco gain market share in the power steering hose assembly market, while the increase in the number of motor vehicles and the climate in Asia are expected to create a strong demand for Dayco's air conditioning hose assemblies.



Infrastructure

      Mark IV designs and manufactures products and systems serving two principal components of the Infrastructure market. Mark IV produces information displays, door systems, interior hardware, lighting and other systems, primarily for mass transit buses and railcars. In addition the company produces electronic vehicle identification products for the electronic toll and traffic management markets, as well as information signs and signals. These products, which are manufactured and sold in North America and throughout Europe, accounted for 12% of fiscal 1995's pro forma sales.

      Customers include OEMs of mass transit bus and rail vehicles, and commercial aircraft, as well as state and local highway and transportation agencies. Some of the Infrastructure products are also sold to the aftermarket.

      The Infrastructure market is predominantly contract-driven, with many of the contracts spanning one or more years. At times, there are delays in the completion of contracts which may cause fluctuations in the timing of revenues, allowing inventories to build. Backlogs in the Infrastructure market have been growing steadily over the past several years, and are at record levels today.

      Luminator Mass Transit, together with LLE in Germany and SLE in France, design, market, and produce electronic vehicle information and passenger information display systems and components for mass transit buses and railcars throughout the world. These systems are also sold throughout Europe and Asia. While most of these products are sold directly to vehicle manufacturers, there is also a large market for replacement parts used to repair or upgrade mass transit vehicles. The marketing efforts of these companies are directed primarily at transit agencies, who can specify that Mark IV products be included in their mass transit systems, as well as to the OEMs.

      F-P Electronics is a producer of digital electromagnetic display components, supplying product to all of the major manufacturers of mass transit information display systems in North America and Europe -- including the company's Luminator, LLE and SLE operations. These products are also used in gasoline pump displays, variable message signs for highways, time and temperature displays, and scoreboards. This market was enhanced by a new line of high intensity fiber optic displays designed to dramatically improve visibility.

      Vapor supplies complete bus door systems, as well as basic components, to the transit industry. Vapor also supplies the railroad industry with various electronic products. Vapor introduced three new door systems during the year. These unique systems, which include microprocessor-based controls, were developed to meet the changing needs of domestic customers, and to position Vapor for entry into the Asian market.


      Mark IV's Luminator Aircraft Products unit supplies interior lighting and other passenger comfort systems for commercial aircraft, including the MD-11 and the new MD-90, and every other McDonnell Douglas aircraft produced since the DC-3. In addition, Luminator provides components for several Boeing aircraft models, as well as aircraft panel, navigation, landing and emergency lighting for general aviation customers. The company also makes a comprehensive line of night vision-compatible interior and exterior lighting used in military applications. Luminator supplies its airline customers with aftermarket replacement and spare parts through its Product Support Center in Texas.

      Mark IV's Automatic Signal/Eagle Signal and Interstate Highway Sign operations manufacture products sold to state and local governments, as well as transportation agencies, primarily in the U.S. and Canada. Automatic Signal/Eagle Signal is a leading, full-line supplier of traffic control equipment and systems in the U.S., including traffic and pedestrian signals, signal control devices and complete traffic management systems. Some of these products are also sold to the U.S. Government and to foreign municipalities. Interstate Highway Sign is a leading manufacturer of reflective directional, informational, regulatory and warning signs for the nation's highways and other roadways. Interstate's products include a newer line of signs, using exterior light, that provide better visibility and are easier to maintain. NRD, a leading supplier of ionization elements used in smoke detectors, also manufactures self-energized, luminous exit signs, as well as static control devices used mainly in the electronics and printing industries.

      Mark IV's Intelligent Vehicle Highway Systems (IVHS) products and their markets have been in development for a number of years. In March 1994, Mark IV IVHS equipment was selected by a group representing eight toll authorities in New Jersey, New York, Pennsylvania and Delaware for use in the new E-ZPass(SM) electronic toll collection system. Mark IV IVHS will provide the tag and reader equipment for the E-ZPass system, which is designed to eliminate the need for motorists to exchange cash, tokens, or tickets at toll booths. Tolls will be paid electronically, as vehicles pass through the booths, reducing congestion and pollution, increasing accuracy in toll collection, and improving driver convenience on toll roads, bridges and tunnels.


PROFESSIONAL AUDIO

      The Professional Audio business segment accounted for approximately 10% of total pro forma sales, and 11% of pro forma operating income in fiscal 1995. This group of companies, known in the marketplace as Mark IV Audio, provides a comprehensive range of high quality, high performance audio products to the professional audio market, including recording studio equipment, systems for live performance, and permanently installed engineered sound systems. Products include microphones, mixing consoles, signal processors, amplifiers and loudspeakers, and accessory items for use in a wide variety of installations, such as arenas, stadiums, theaters, amusement parks, airports, churches and factories, and in concert sound applications.


      In fiscal 1995, Mark IV Audio took significant steps forward in realizing the objectives of its recent organizational restructuring, including a better focus on its diversified technologies, brand recognition, and geographic distribution and manufacturing. General administration, research and development, and manufacturing responsibilities are now centralized for all Mark IV Audio companies, for more effective coordination and utilization of resources.

      Marketing, sales and other business development activities are divided into three regions -- the Americas, Europe and the Pacific. Each region is structured with a business development team whose mission is to identify and aggressively pursue growth opportunities within its territory. This new strategy enables Mark IV Audio to provide products, pricing and programs tailored to the specific needs of the customers in each area, with an understanding of the cultures, conditions and business practices of the given region.

      Mark IV Audio has a full-line strategy for the production of all components required in sound systems, which allows it to serve its customers as a single-source audio supplier. The Mark IV Audio group is a leader in many segments of the professional audio market, and is diversified globally, with over 58% of the group's fiscal 1995 revenue coming from outside the U.S.

      Mark IV Audio holds a large share of the worldwide market for fixed installations of engineered sound systems under its Electro-Voice, Altec Lansing and Dynacord product lines. The group also accounts for a leading share of the wired dynamic and high-end wireless microphones employed in the broadcast and production segments of the professional audio market, with products under the Vega and Electro-Voice brand names, as well as signal processing products under the Klark Teknik brand. Mark IV Audio is also a leading supplier of high-speed tape cassette duplication equipment under its Gauss and Electro Sound brands, and mixers under the DDA and Midas labels. In addition, Mark IV Audio has developed numerous digital audio signal processing
(DSP) applications under its Dynacord and Klark Teknik brand names.

      Under the Dynacord and University Sound brand names, Mark IV Audio serves the commercial sound segment of the professional audio market, providing products for fixed installations with typically less demanding performance requirements than those of engineered sound systems. The concert sound market, which consists of audio equipment used in touring sound systems for live performances, is served by the company's Electro-Voice, Klark Teknik, Midas and Vega product lines.

      In fiscal 1995, Electro-Voice introduced the RE 2000, a true condenser studio microphone that delivers exceptional sound quality and other superior performance specifications that exceed those of much more expensively priced microphones. The RE 2000 is used primarily in high-end professional recording studios, and also has some applications in the broadcast market in areas where flawless performance is required.

      University Sound commercial speaker products were used in all of the security systems and nearly all of the paging systems at the 1994 World Cup Soccer events held in the United States, and viewed by billions throughout the world. The new Duplex Technology Systems (DTS) speakers from Altec Lansing were used in the main sound system of the 1994 tour of Ice Capades. These DTS speakers have also received an enthusiastic response in churches and other houses of worship, with sales growing rapidly.


      The introduction of the Midas XL 200 and XL 4 mixing consoles is expected to add to the success already experienced by the Midas XL 3 console. The XL 200 offers quality and performance in a mid-priced touring console. The Midas XL 4 is a world-class mixing console combining state-of-the-art analog circuitry with a digital automation control system.

      Digital Signal Processing (DSP) is the latest trend in the professional audio market. Recognizing the trend in its early stages, Mark IV Audio offered its first digital products in 1987. With DSP technology, sound system users in airports, sports facilities, convention centers, churches and concert halls throughout the world, will have access to operation, reconfiguration and system status information that is flexible and easy to use. Musicians can now purchase a single "black box" that can be programmed to provide effects such as reverberation and echo, and tailor the effects through software.

      The group's structural reorganization in fiscal 1995 brings increased effectiveness in the area of customer service within the three geographic regions defined for business development. The centralization of manufacturing and engineering is helping Mark IV Audio to achieve a worldwide unity of effort, bring a tighter focus on key developments, share intellectual and physical resources, and concentrate investment in process and design technologies.


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

Backlog

      The company does not believe that the backlog of orders for any of its products is material to the company as a whole. However, backlogs are a significant factor in the Infrastructure market of the Power and Fluid Transfer segment.

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


Research and Development

      The company is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures are expensed as incurred, and amounted to $34,800,000; $30,900,000; and $26,100,000 in the company's operations in fiscal 1995, 1994 and 1993, respectively.

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

Government Regulation

      Certain of the company's process control systems, electrostatic control devices, smoke-detector ionization elements and self-illuminating lights have radioactive components, the production, storage and transportation of which are subject to federal, state and local laws and regulations. Federal and state regulations also limit the amount of exposure the company's employees may have to such radioactive materials. The company has obtained the necessary licenses and approvals required for its businesses and believes it is in material compliance with all applicable regulations concerning radioactive materials and employee safety.

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


      Other than as described above with respect to radioactive components, the company is not subject to any particular environmental laws or regulations which are not generally applicable to all manufacturing companies. The company believes that it is in material compliance with all applicable environmental laws and regulations. Mark IV does not anticipate having to incur material capital expenditures for environmental compliance in fiscal 1996 or fiscal 1997.

Employees

      The company currently employs approximately 16,200 persons, of whom approximately 11,300 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. Approximately 3,300 production employees are covered by seventeen collective bargaining agreements which expire at various times through the year 2000. The company believes its relationship with its employees is good.





Other

      Mark IV was incorporated in Delaware in 1970 and its executive offices are at 501 John James Audubon Parkway, Amherst, New York 14226-0810. Its telephone number is (716) 689-4972.

ITEM 2.  PROPERTIES

      The table below summarizes the approximate floor space of the company's corporate office and principal manufacturing facilities by business segment.

                                                     Approximate Floor Space
                                                 (In Thousands of Square Feet)
                                                 Owned       Leased      Total

Corporate Office                                  -             23          23
Power and Fluid Transfer (1)                     6,994       2,472       9,466
Professional Audio (2)                             506         188         694

(1)   Consisting of the following fifty-eight facilities:
      North American facilities (approximately 8,055,000 square feet):
      Waynesville, NC; Springfield, MO; Walterboro, SC; Williston, SC; Ocala, FL; Fort Scott, KS; Fort Worth, TX; Alliance, NE; Eldora, IA; McCook, NE; Fayetteville, AR; Red Wing, MN; Weston, Ontario, Canada; Walnut, CA; Rock Island, IL; Easley, SC; Bucyrus, OH; Lexington, TN; Buffalo, NY; Vero Beach, FL; Stillwell, OK; Tulsa, OK; Henderson, NC; Kenly, NC; Davenport, IA; Sacramento, CA; Newark, NJ; Dexter, MO; Fayettville, NC; Salt Lake City, UT; Greensboro, NC; Mexico City, Mexico; Pasteje, Mexico; Plano, TX; Montreal, Quebec, Canada; Niles, IL; Mississauga, Ontario, Canada (3); Cobourg, Ontario, Canada; Little Rock, AR; Austin, TX; Grand Island, NY; Clinton, MA; Hudsonville, MI.

      European Facilities (approximately 1,411,000 square feet): Halesowen, U.K.; Torino, Italy (2); Barcelona, Spain; Baudour, Belgium; Chieti, Italy; Manopello, Italy (2); Treforest, Wales, UK; Lacoruna, Spain; Varberg, Sweden; Rastatt, Germany and Nice, France.

(2)   Consisting of the following thirteen facilities:
      North American facilities (approximately 518,000 square feet):
      Buchanan, MI; Newport, TN; Sevierville, TN; Mishawaka, IN; Oklahoma City, OK(2); Sun Valley, CA; El Monte, CA; Gananoque, Ontario, Canada.

      European facilities (approximately 176,000 square feet):
      Straubing, West Germany; Hohenwarth, West Germany; Kidderminster, Worchester, U.K.; Hounslow, Middlesex, U.K.

      The company also owns or leases various small production facilities, sales offices, distribution and research centers which are not included in the above list of properties.

      The company believes that its existing facilities have sufficient capacity to meet its anticipated needs in each of its industry segments for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS


      The company is involved in various legal and environmental related claims or disputes in the ordinary course of business. In the opinion of management, the ultimate cost to resolve these matters will not have a material adverse effect on the company's financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

      The company's Common Stock is listed on the New York Stock Exchange (Symbol: IV). The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the company's Common Stock as reported by the New York Stock Exchange. All amounts have been adjusted for the 5% stock dividend issued in April 1995.


                                 Fiscal 1995                   Fiscal 1994
                               Low         High             Low         High

   1st Quarter                $15.000     $18.125          $14.875     $17.875
   2nd Quarter                $17.125     $19.875          $18.000     $21.000
   3rd Quarter                $19.250     $21.875          $17.125     $23.375
   4th Quarter                $17.625     $19.375          $16.250     $19.000

      As of February 28, 1995, the approximate number of holders of record of the company's Common Stock was 2,600.

      The company declared total cash dividends of $.107 and $.093 per share during fiscal 1995 and 1994, respectively.


ITEM 6.  SELECTED FINANCIAL DATA


       The following table sets forth selected consolidated financial information of the company for each of the five fiscal years in the period ended February 28, 1995.  This table should be read in conjunction with the audited consolidated financial statements for the company and the related notes thereto included elsewhere herein.

                                   FIVE YEAR SUMMARY OF OPERATIONS
                            (Amounts in thousands, except per share data)


                                  Fiscal Year Ended the Last Day of February,
                           1995
                      Pro Forma (1)  1995 (2)      1994        1993        1992        1991
                       (unaudited)

Income Statement Data:
 Net sales               $1,913,300  $1,603,300  $1,244,200  $1,085,700  $1,004,300  $  789,700
 Operating income (3)    $  190,400  $  164,300  $  131,800  $  113,600  $  108,600  $   88,000
 Interest expense            63,400      53,900      50,100      51,600      64,700      60,600
 Operating income,
   net of interest
   expense               $  127,000  $  110,400  $   81,700  $   62,000  $   43,900  $   27,400
 Income from continuing
  operations:
   Before securities
    transactions         $   78,300  $   67,900  $   51,100  $   39,100  $   28,400  $   17,000
   Securities
    transactions               -           -          -            -         (1,600)        600
   Income from
    continuing
    operations               78,300      67,900      51,100      39,100      26,800      17,600
 Income from
   discontinued
   operations                  -           -           -          3,600       2,000       4,700
 Extraordinary items         (1,100)     (1,100)    (21,700)     (3,700)     (4,500)        700
 Cumulative effect of
  accounting change            -           -        (26,000)       -           -           -
     NET INCOME          $   77,200  $   66,800  $    3,400  $   39,000  $   24,300   $  23,000

 Primary income
  per share (4):
   Continuing operations:
     Before securities
      transactions       $     1.46  $     1.40  $     1.15  $      .89  $      .82   $     .64
     Securities
      transactions             -           -           -           -           (.05)        .02
       Continuing
        operations             1.46        1.40        1.15         .89         .77         .66
   Discontinued
    operations                 -           -           -            .08         .06         .18
   Extraordinary items         (.02)       (.02)       (.49)       (.08)       (.13)        .03
   Cumulative effect of
    accounting change          -           -           (.58)       -           -           -
      NET INCOME         $     1.44  $     1.38  $      .08  $      .89  $      .70   $     .87




                                        Fiscal Year Ended the Last Day of February,
                            1995
                        Pro Forma(1)   1995 (2)      1994        1993        1992       1991
                        (unaudited)

 Fully-diluted income
  per share (4):
   Continuing operations:
     Before securities
      transactions       $     1.35  $     1.29  $     1.04   $     .83  $      .75  $      .56
     Securities
      transactions             -           -           -           -           (.04)        .02
       Continuing
        operations             1.35        1.29        1.04         .83         .71         .58
   Discontinued
    operations                 -           -           -            .07         .05         .13
   Extraordinary items         (.02)       (.02)       (.41)       (.07)       (.12)        .02
   Cumulative effect of
    accounting change          -           -           (.48)       -           -           -
      NET INCOME         $     1.33  $     1.27  $      .15   $     .83  $      .64  $      .73

 Weighted average
  number of shares
  outstanding (4):
    Primary                  53,700      48,600      44,600      44,100      34,800      26,600
    Fully-diluted            60,100      55,000      53,300      52,800      40,300      35,100

Balance Sheet Data:
 Working capital         $  379,700  $  379,700  $  312,800  $  275,400  $  285,500  $  345,100
 Total assets            $1,846,400  $1,846,400  $1,282,300  $1,124,800  $1,104,500  $1,100,100
 Long-term debt          $  610,700  $  610,700  $  567,200  $  497,100  $  525,400  $  717,600
 Stockholders'
  equity (5)             $  635,500  $  635,500  $  345,400  $  345,600  $  311,900  $  170,000

____________________________



(1) Presents the proforma consolidated condensed results of operations as if the following transactions had occurred at the beginning of fiscal 1995: (i) the acquisition of Purolator in November 1994 and the related borrowings under the credit agreement; and (ii) the sale of the company's common stock in December 1994.

(2) Includes the results of operations of the Purolator business from its November 1994 acquisition date.

(3) Represents income from continuing operations before interest expense, securities transactions and taxes.

(4)       Adjusted to reflect the 5% stock dividend issued in April 1995.

(5) The company declared cash dividends of approximately $.107; $.093; $.08; $.063 and $.055 per share in fiscal 1995, 1994, 1993, 1992 and
          1991, respectively.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The company's short-term capital needs are met by cash generated through operations, and supplemented by its various credit facilities to the extent required. During fiscal 1995, net cash provided by earnings was $126.5 million, a 39% increase over the $91.2 million generated in fiscal 1994, which in turn represented a 46% increase over fiscal 1993. At February 28, 1995, the company's working capital investment was $379.7 million, a net increase of $66.9 million in comparison to February 28, 1994. Excluding the effects of the Purolator acquisition, net working capital was actually reduced by approximately $5.6 million in fiscal 1995. Management believes that cash generated from operations should be sufficient to support working capital requirements and anticipated capital expenditures for the foreseeable future.

The company's long-term capital needs are met by cash generated from operations, bank financing, and a combination of public debt and equity offerings. Recent financing activities of a longer term nature include the following:

- In October 1994, the company entered into agreements with certain holders of its 6-1/4% Convertible Debentures due February 15, 2011 to convert approximately $76.7 million of the debentures into approximately 5.6 million shares of the company's common stock. In January 1995, the company called for redemption the $37.5 million remaining principal amount of these debentures. As a result of the call for redemption, substantially all of the remaining debentures were converted into 2.7 million shares of the company's common stock.

- In November 1994, the company entered into a $650 million credit agreement (the "1994 Credit Agreement") with a group of financial institutions which provides for (i) a five-year term loan in the principal amount of approximately $300 million used to finance the acquisition of Purolator and to repay certain existing Purolator debt, and (ii) a five-year revolving credit facility in an amount of up to $350 million used for refinancing the company's previously existing credit facility (the "1993 Credit Facility") and certain existing Purolator debt, and for working capital and other general corporate purposes. The loans outstanding under the 1994 Credit Agreement bear interest, at the company's option, at (i) the reference rate of the agent acting on behalf of the financial institutions, or (ii) under a LIBOR option with borrowing spreads of LIBOR plus 0.55% to LIBOR plus 1.00%, depending on the company's consolidated leverage ratio (as defined in the 1994 Credit Agreement). The company is currently paying interest on the loan at LIBOR plus 0.55% per annum. The 1994 Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by all of the company's significant domestic subsidiaries. All of such guarantees are secured by all of the outstanding capital stock of each guarantor subsidiary.





               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



- In November 1994, the company acquired all of the stock of Purolator Products Company ("Purolator") for a total cash purchase price, including expenses, of approximately $286.3 million. Funding for the acquisition was provided by borrowings under the company's 1994 Credit Agreement. Purolator is a significant addition to the company's Power and Fluid Transfer business segment. The company also completed a number of smaller acquisitions during fiscal 1995 for a total purchase price of approximately $14.5 million.

- In December 1994, the company completed an underwritten public offering of 6.5 million shares of its common stock, at a public offering price of $18.10 per share (the "Offering"). The net proceeds from the Offering of approximately $113 million were used to repay a portion of the company's outstanding indebtedness under the 1994 Credit Agreement. Under the terms of the 1994 Credit Agreement, the amount of net proceeds from the Offering used to repay outstanding indebtedness under the revolving credit facility may be reborrowed by the company.

As a result of all of the activities discussed above, long-term debt at February 28, 1995 increased $43.5 million from the total amount outstanding at February 28, 1994. Absent the effects of the company's acquisitions and divestitures, as well as the effects of the equity offerings and debt conversion in fiscal 1995, long-term debt was actually reduced by approximately $17 million from the levels at February 28, 1994. The company's long-term debt as a percentage of total capitalization at February 28, 1995 is 49%, versus the 62.2% relationship which existed at February 28, 1994.

In addition to the financing mentioned above, the company also has a revolving credit agreement (the "Multi-Currency Agreement") which it entered into in May 1993 and amended during fiscal 1995. The Multi-Currency Agreement provides for a five year multi-currency revolving credit facility with a group of financial institutions in the U.S. and Europe. The Multi-Currency Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning in June 1995, with the remaining $25,000,000 of commitment expiring May 1998. Interest rates on borrowings under the Multi-Currency Agreement are subject to change based on a specified pricing grid which increases from LIBOR plus 0.55% to LIBOR plus 1.00% per annum based on the company's senior debt rating (as defined in the Multi-Currency Agreement). The company is currently paying interest at LIBOR plus .55% on borrowings under the Multi-Currency Agreement. The Multi-Currency Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The company has borrowing availability under its primary credit agreements, including the Multi-Currency Agreement, of $411.7 million and additional availability under its various domestic and foreign demand lines of credit of approximately $87.0 million as of February 28, 1995. Management believes that cash generated from operations should be sufficient to support the company's working capital requirements and anticipated capital expenditures for the foreseeable future and that availability under existing credit agreements is adequate to support operations and to provide flexibility in the balance sheet.

Foreign Currency

The company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The company's sales from foreign locations and exports are about $580 million and as a result, the company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. Foreign currency transactions included in income amounted to gains (losses) of approximately $100,000; $300,000 and ($700,000) in fiscal 1995, 1994 and 1993, respectively. Unrealized gains and losses related to foreign currency forward contracts were not significant at February 28, 1995 or February 28, 1994. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1995 amounted to approximately $31.3 million and the approximate notional amounts of such contracts outstanding were $12,700,000 and $27,700,000 at the end of fiscal 1995 and 1994, respectively.


At February 28, 1995, the company also had an interest rate swap outstanding on debt of approximately $17 million, which effectively converts variable rate debt to a fixed annual interest rate of approximately 4.75% through September 1996. From time to time, the company may enter into such arrangements to balance the mix of fixed and variable rate debt.


Results of Operations

Prior to the acquisition of Purolator, the company classified its operations into three business segments: Power and Fluid Transfer; Transportation; and Professional Audio. Following the acquisition of Purolator, management reviewed its existing businesses and determined that its Transportation business segment should be combined with the Power and Fluid Transfer business segment in view of the similarity in markets and customers served. Management also believes that the revised classification will enable the company to benefit from a global organizational structure and the coordination of distribution activities.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



The company now classifies its operations into the following two business segments:

   (i) Power and Fluid Transfer, which includes the design, manufacture and distribution of products and systems primarily in the general industrial market, the automotive aftermarket, the original equipment manufacturers ("OEM") market and the infrastructure market. Such products and systems include those related to rubber and plastic belts, hose, fittings and related assemblies; filters; power transfer mechanisms for door control systems used in mass transit vehicles; information displays; and advanced traffic control and management systems; and

   (ii) Professional Audio, which includes the design and manufacture of products and systems used primarily in the high-performance professional audio market, such as microphones, speakers, public address and musical instrument loudspeaker systems, audio signal processors, and sound enhancement and noise canceling equipment.

The results of operations of Purolator have been included in the company's results of operations for fiscal 1995 from its November 1994 acquisition date. The results of operations of Pirelli Trasmissioni SpA ("PTI"), a significant acquisition in fiscal 1994, have been included in the company's results of operations from its June 1993 acquisition date.




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



In reviewing the company's sales performance, the following results by segment should be considered for each of the fiscal years presented (dollars in thousands):
                                1995                   1994
                         ------------------           -----------
                                 % Increase            % Increase
                                 Over Prior            Over Prior
                        Amount      Year       Amount     Year        1993
                                                                      ----
  Net Sales
  to Customers:

    Power and Fluid
     Transfer         $1,418,000   32.4%    $1,070,700   17.8%   $  908,900

    Professional
     Audio               185,300    6.8%       173,500   (1.9%)     176,800

       Total          $1,603,300   28.9%    $1,244,200   14.6%   $1,085,700


The increase in the Power and Fluid Transfer sales in fiscal 1995 is primarily the result of the Purolator acquisition and other smaller acquisitions, as well as the inclusion of PTI (acquired in June 1993), for all of fiscal 1995 and only nine months in fiscal 1994. Excluding the acquisitions, sales increased approximately $201.1 million (21.1%) over fiscal 1994, with $105.3 million of the increase in the U.S., and the $95.8 million balance of the increase primarily in Europe. Foreign currency exchange rate movements did not significantly effect fiscal 1995 sales in comparison to fiscal 1994. The increase in fiscal 1994 in comparison to fiscal 1993 is the result of internal growth of approximately $54.1 million (6.0%), and the inclusion of the PTI operations. Excluding PTI and the negative effect of foreign currency movements, the internal growth in fiscal 1994 was approximately $74.8 million (8.2%), with $45.7 million (5.0%) of such growth generated from the segment's U.S. operations and the balance from its foreign based operations.

The $11.8 million increase in Professional Audio sales in fiscal 1995 was generated equally by the segment's U.S. and Pacific Rim operations. Sales in the segment's European operations remained comparable to the prior year's, with relative strengthening beginning in the latter part of fiscal 1995.
Sales in the Professional Audio segment in fiscal 1994 remained comparable to fiscal 1993, with a slight increase in U.S. sales being offset by a decline in the segment's foreign operations, primarily in Europe.




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Cost of products sold as a percentage of consolidated net sales were 66.1%, 64.6%, and 64.4% in fiscal 1995, 1994 and 1993, respectively. The increase in the percentage of costs in fiscal 1995 is primarily the result of the Purolator acquisition, due to its historically lower gross margin, with its last four months tending to be the lowest margin months. This level of costs also reflects the positive effects of the company's cost control programs, which have helped to substantially offset the negative pressures on the margins experienced by both of the company's business segments.

Selling and administration costs as a percentage of consolidated net sales were 18.3%, 19.0%, and 19.8% in fiscal 1995, 1994 and 1993, respectively. The reductions in fiscal 1995 and 1994 are primarily the result of operating synergies achieved from the combination of the PTI business with the previously existing European operations of the Power and Fluid Transfer business segment. The relatively consistent level of costs also indicates the company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $3.9 million (12.6%) in fiscal 1995 over fiscal 1994, which in turn increased by $4.8 million (18.4%) over fiscal 1993. The increases in fiscal 1995 and 1994 are primarily caused by the Purolator and PTI acquisitions. As a percentage of consolidated net sales, such costs were in the range of 2.2% to 2.5% in each of fiscal 1995, 1994 and 1993. This consistent level of investment reflects the company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $9.8 million (23.5%) in fiscal 1995 over fiscal 1994, which in turn increased by $9.6 million (29.9%) over fiscal 1993. The increases in fiscal 1995 and 1994 are primarily attributable to the Purolator and PTI acquisitions. The fiscal 1995 amount also includes $1.6 million related to the restricted stock grants made primarily in fiscal 1994, compared to $800,000 in fiscal 1994. The remaining increases are primarily the result of increased capital equipment expenditures.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




The above mentioned items resulted in the following operating income for each of the fiscal years presented (dollars in thousands):


                                1995              1994                1993

                                     % of              % of               % of
                                   Related            Related           Related
                            Amount   Sales    Amount   Sales    Amount    Sales

OPERATING INCOME
 Power and Fluid Transfer  $158,400  11.2%  $124,800   11.7%   $104,100   11.5%
 Professional Audio          21,800  11.8%    21,900   12.6%     22,000   12.4%

  Total operating income    180,200  11.2%   146,700   11.8%    126,100   11.6%

 Corporate expenses         (15,900) (1.0)   (14,900)  (1.2)%   (12,500)  (1.1)%

 Continuing operations,
  before interest
  and taxes                $164,300  10.2%  $131,800   10.6%   $113,600   10.5%


In spite of the increased interest cost resulting from the Purolator and PTI acquisitions, as well as the increase in the overall interest rate environment, interest expense was up only $3.8 million (7.6%) in fiscal 1995 in comparison to fiscal 1994. The relatively slight increase in fiscal 1995's expense was achieved as a result of the financing transactions referred to in the Liquidity and Capital Resources section, as well as the new 1994 Credit Agreement which provided for lower interest rates as a result of the company's improved debt to total capitalization position. Fiscal 1994's interest expense was actually down $1.5 million (2.9%) from fiscal 1993's expense. The reduction in fiscal 1994 was primarily the result of the company's repurchase and in-substance defeasance of its 13-3/8% subordinated debentures at the beginning of fiscal 1994, which was refinanced with the issuance of the company's 8-3/4% Senior Subordinated Notes. The interest expense amounts reported for continuing operations also reflect the allocation of $1.4 million, $2.2 million, and $5 million to discontinued operations in fiscal 1995, 1994 and 1993, respectively.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The company's provision for income tax as a percentage of pre-tax accounting income was 38.5%, 37.5%, and 36.9% in fiscal 1995, 1994 and 1993, respectively. The higher rates in fiscal 1995 and 1994 are primarily the result of increased income in foreign jurisdictions with higher statutory tax rates than in the U.S.

As a result of all of the above, the company's income from continuing operations in fiscal 1995 increased $16.8 million (32.9%) over fiscal 1994.
In turn, fiscal 1994's income from continuing operations increased $12 million (30.7%) over fiscal 1992.

As a result of replacing the prior credit agreement with the 1994 Credit Agreement and the other debt extinguishment referred to above, the company incurred extraordinary losses, net of related tax benefits, of $1.1 million, $21.7 million and $3.7 million in fiscal 1995, 1994 and 1993, respectively. Additionally, the company's adoption of SFAS No. 106 in fiscal 1994 resulted in the recognition of a net of tax charge of $26 million as the cumulative effect of the accounting change in fiscal 1994. The above extraordinary items and cumulative effect of the accounting change in fiscal 1994 resulted in significantly reduced net income of $3.4 million in fiscal 1994 in comparison to the $66.8 million earned in fiscal 1995 and the $39 million earned in fiscal 1993.


Impact of Inflation

Generally, the company has been able to pass on or offset inflation-related cost increases; consequently, inflation has had no material impact on income from operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 28, 1995. . . . . . . . . . . . . . . . . . . . .28

Financial Statements:

 Consolidated Balance Sheets at February 28, 1995 and 1994 . . . . . . . .29

 Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 28, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .30

 Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 28, 1995. . . . . . . . . . . . . . . . . . . . . . . . .31

 Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 28, 1995 . . . . . . . . . . . . . . . . . . .32

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .33








                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Mark IV Industries, Inc.


We have audited the accompanying consolidated balance sheets of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, in 1994 the company changed its method of accounting for postretirement benefits other than pensions.


                                              COOPERS & LYBRAND L.L.P.




Rochester, New York
March 30, 1995



                            MARK IV INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 1995 AND 1994
                             (Dollars in Thousands)



      ASSETS                                           1995           1994

Current Assets:
  Cash                                              $      800     $      500
  Accounts receivable                                  383,700        275,100
  Inventories                                          361,900        265,000
  Other current assets                                  58,600         42,100
      Total current assets                             805,000        582,700

Pension and other non-current assets                   197,100        138,200
Property, plant and equipment, net                     487,900        365,300
Cost in excess of net assets acquired                  356,400        196,100


      TOTAL ASSETS                                  $1,846,400     $1,282,300

   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities of debt      $   67,300     $   45,000
  Accounts payable                                     174,000         99,700
  Compensation related liabilities                      70,400         43,100
  Accrued interest                                      13,800         13,600
  Other current liabilities                             99,800         68,500
      Total current liabilities                        425,300        269,900

Long-Term Debt:
  Senior debt                                          352,700        195,000
  Subordinated debt                                    258,000        372,200
      Total long-term debt                             610,700        567,200
Other non-current liabilities                          174,900         99,800
Stockholders' Equity:
  Common stock - $.01 par value;
   Authorized 100,000,000 shares;
   Issued 59,900,000 shares in 1995 and
   44,800,000 shares in 1994                               600            400
  Additional paid-in capital                           550,200        261,500
  Retained earnings                                     90,800         88,600
  Foreign currency translation adjustment               (6,100)        (5,100)

     Total stockholders' equity                        635,500        345,400

     TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY                        $1,846,400     $1,282,300


The accompanying notes are an integral part of these financial statements.





                                MARK IV INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED THE LAST DAY OF FEBRUARY 1995, 1994 and 1993
                      (Amounts in Thousands, Except Per Share Data)

                                        Pro Forma
                                          1995*       1995        1994        1993
                                       (Unaudited)


Net sales                              $1,913,300  $1,603,300  $1,244,200  $1,085,700
Operating costs:
  Cost of products sold                 1,285,200   1,060,000     803,500     698,800
  Selling and administration              338,200     292,700     236,300     215,100
  Research and development                 38,900      34,800      30,900      26,100
  Depreciation and amortization            60,600      51,500      41,700      32,100
    Total operating costs               1,722,900   1,439,000   1,112,400     972,100
  Operating income                        190,400     164,300     131,800     113,600
Interest expense                           63,400      53,900      50,100      51,600
  Income from continuing operations,
   before provision for taxes             127,000     110,400      81,700      62,000
Provision for taxes                        48,700      42,500      30,600      22,900
  Income from continuing operations        78,300      67,900      51,100      39,100
Income from discontinued operations,
 net                                         -          -            -          3,600
  Income before extraordinary items
   and accounting change                   78,300      67,900      51,100      42,700
Extraordinary loss from early
 extinguishment of debt, net of tax
 benefit of $700; $12,300; and $2,000      (1,100)     (1,100)    (21,700)     (3,700)
Cumulative effect of a change in
 accounting principle                        -           -        (26,000)       -
  NET INCOME                           $   77,200  $   66,800  $    3,400  $   39,000
Net income per share of common stock:
  Primary:
   Income from continuing operations   $     1.46  $     1.40  $     1.15  $      .89
   Income from discontinued operations        -           -           -           .08
   Extraordinary loss                        (.02)       (.02)       (.49)       (.08)
   Cumulative effect of a change in
    accounting principle                     -            -          (.58)        -
     NET INCOME                        $     1.44  $     1.38  $      .08  $      .89
  Fully-diluted:
   Income from continuing operations   $     1.35  $     1.29  $     1.04  $      .83
   Income from discontinued operations        -          -            -           .07
   Extraordinary loss                        (.02)       (.02)       (.41)       (.07)
   Cumulative effect of a change in
    accounting principle                     -            -          (.48)       -
     NET INCOME                        $     1.33  $     1.27  $      .15  $      .83
Weighted average shares outstanding:
  Primary                                  53,700      48,600      44,600      44,100
  Fully-diluted                            60,100      55,000      53,300      52,800

The accompanying notes are an integral part of these financial statements.

* To reflect acquisition and equity transactions occurring as of the beginning of the year, as discussed further in Note 2.




                                MARK IV INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED THE LAST DAY OF FEBRUARY 1995, 1994 AND 1993
                      (Dollars in Thousands, Except Per Share Data)


                                                                         Foreign
                                                Additional               Currency
                                     Common      Paid-in    Retained   Translation
                                     Stock       Capital    Earnings    Adjustment


Balance at February 29, 1992        $   400     $154,800    $156,500     $    200

  Net income for fiscal 1993                                  39,000
  Cash dividends of $.08 per share                            (3,600)
  Stock dividend of 5%
   issued in July 1992                            27,900     (27,900)
  Stock dividend of 5%
   issued in May 1993                             35,700     (35,700)
  Exercise of stock options                          900
  Translation adjustments                                                  (2,600)

Balance at February 28, 1993            400      219,300     128,300       (2,400)

  Net income for fiscal 1994                                   3,400
  Cash dividends of $.093 per share                           (4,200)
  Stock dividend of 5% issued
   in April 1994                                  38,900     (38,900)
  Conversion of 6-1/4% Convertible
   Debentures                                        100
  Restricted stock grants, net                       800
  Exercise of stock options,
   including related tax benefits                  2,400
  Translation adjustments                                                  (2,700)

Balance at February 28, 1994            400      261,500      88,600       (5,100)

  Net income for fiscal 1995                                  66,800
  Cash dividends of $.107 per share                           (5,600)
  Stock dividend of 5% issued
   in April 1995                                  59,000     (59,000)
  Public sale of common stock at
   $18.10 per share,net of expenses     100      112,400
  Sale of common stock to employee
   benefits plans at $18.10 per share              2,000
  Conversion of 6-1/4% Convertible
   Debentures, net of expenses          100      111,100
  Restricted stock grants, net                     1,600
  Stock options activity,
   including related tax benefits                  2,600
  Translation adjustments                                               (   1,000)

Balance at February 28, 1995         $  600     $550,200    $ 90,800    ($  6,100)

The accompanying notes are an integral part of these financial statements.




                                MARK IV INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED THE LAST DAY OF FEBRUARY 1995, 1994 AND 1993
                                (Dollars in Thousands)

                                                1995         1994         1993

Cash flows from operating activities:
  Income from continuing operations           $ 67,900     $ 51,100     $ 39,100
  Items not affecting cash:
   Depreciation and amortization                51,500       41,700       32,100
   Deferred income taxes                        18,200       10,800        3,900
   Pension income, net of other items          (11,100)     (12,400)     (12,500)
      Net cash provided by earnings            126,500       91,200       62,600
   Changes in assets and liabilities, net
     of effects of acquired and discontinued
     businesses:
      Accounts receivable                      (20,900)     (27,200)     (12,000)
      Inventories                              (23,100)      (7,700)       1,300
      Other assets                              (3,000)      (5,700)       6,000
      Accounts payable                          33,700       (2,600)       3,800
      Other liabilities                        (16,100)      (8,400)     (21,400)
        Net cash provided by
         continuing operations                  97,100       39,600       40,300
  Discontinued operations,
   before non-cash items                          -           1,100        8,800
  Extraordinary items, before
   deferred charges                               -         (30,100)      (4,900)
        Net cash provided
         by operating activities                97,100       10,600       44,200
Cash flows from investing activities:
  Acquisitions                                (300,900)     (65,000)      (4,000)
  Divestitures and asset sales                  12,100       35,000       13,500
  Purchase of plant and equipment, net         (49,600)     (38,000)     (32,900)
     Net cash used in investing activities    (338,400)     (68,000)     (23,400)
Cash flows from financing activities:
  Credit agreement borrowings, net             121,400      (30,000)      65,000
  Multi-currency credit agreement
   borrowings, net                             (10,200)      48,400         -
  Purchases of senior and
   subordinated debt                              -        (190,200)     (62,800)
  Issuance of subordinated debt                   -         258,000         -
  Other changes in long-term debt, net             900      (18,900)     (33,600)
  Changes in short-term bank borrowings         19,500       (8,300)      11,700
  Common stock transactions                    114,800          800          900
  Cash dividends paid                           (5,100)      (4,100)      (3,300)
      Net cash provided by (used in)
       financing activities                    241,300       55,700      (22,100)
Effect of exchange rate fluctuations               300         (500)        (600)
      Net increase (decrease) in cash              300       (2,200)      (1,900)
Cash and cash equivalents:
  Beginning of the year                            500        2,700        4,600
  End of the year                              $   800     $    500     $  2,700



The accompanying notes are an integral part of these financial statements.



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and its Significant Accounting Policies

The Company

The company is a diversified manufacturer of proprietary and other products, with operations in Power and Fluid Transfer and Professional Audio businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and all of its subsidiaries. All significant intercompany transactions have been eliminated.

Inventories

Inventories are stated at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Property, plant and equipment are presented at cost, net of accumulated depreciation. The cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts, and any resulting gain or loss is reflected in income. The company provides for depreciation of plant and equipment primarily on the straight-line method to amortize the cost of such plant and equipment over its useful life.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired ("goodwill") is presented net of accumulated amortization. The company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Goodwill is amortized on the straight-line method over 40 year periods from the acquisition dates of the respective businesses acquired.

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





                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Postretirement Benefits

Through fiscal 1993, the company accounted for the cost of postretirement benefits on the cash basis as they were paid. In fiscal 1994, the company adopted Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). SFAS No. 106 required the estimated present-value of the company's liability for its commitments to provide health and life insurance benefits to its retirees to be included in the balance sheet. The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of individual eligibility to retire and begin receiving the benefit.

Foreign Currency

The assets and liabilities of the company's foreign subsidiaries are translated at year-end exchange rates, and resulting gains and losses are accumulated in a separate component of stockholders' equity. Foreign currency transactions are included in income as realized. The company enters into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. Gains or losses on contracts related to existing business transactions are deferred and recognized as the related transaction is completed. Gains or losses on contracts related to anticipated transactions are recognized as of the balance sheet date.

Net Income Per Share of Common Stock

Primary net income per share is calculated on the basis of the weighted average number of shares outstanding during each year, adjusted for subsequent stock distributions. Common stock equivalents which would arise from the exercise of stock options, using the treasury stock method, were not significant and have not been included in the calculation.

Fully-diluted net income per share, in addition to the weighted average determined above, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the company's 6-1/4% Convertible Debentures (for the periods outstanding), as well as the elimination of related interest expense, net of income tax effects.



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Cash Flows


For purposes of cash flows, the company considers overnight investments as cash equivalents. The company paid interest of approximately $56,000,000; $52,900,000; and $58,700,000 in fiscal 1995, 1994 and 1993, respectively. Such amounts include $1,400,000; $2,200,000 and $5,000,000 allocated to the costs of discontinued operations in fiscal 1995, 1994 and 1993, respectively. The company paid income taxes of approximately $21,900,000; $13,700,000; and $11,800,000 in fiscal 1995, 1994 and 1993, respectively.


2. Acquisitions and Divestitures

In November 1994, the company acquired substantially all of the stock of Purolator Products Company ("Purolator") for a total cash purchase price, including expenses, of approximately $286,300,000. Funding for the acquisition was provided by borrowings under the company's 1994 Credit Agreement. Purolator is a manufacturer of a broad range of filters used principally in the automotive aftermarket, and specialized separation systems for marine, high-technology and industrial applications. Purolator is a significant addition to the company's Power and Fluid Transfer business segment.

The acquisition has been accounted for under the purchase method, and Purolator's results of operations have been consolidated with the company's results of operations effective as of the acquisition date. The company has made a preliminary determination and allocation of the purchase price as of the acquisition date, consisting of the following (dollars in thousands):


          Accounts receivable                         $ 83,300
          Inventories                                   69,900
          Other current assets                          22,000
          Accounts payable and
           other current liabilities                  (102,700)
            Net working capital acquired                72,500
          Fixed assets                                 106,900
          Cost in excess of net assets acquired        154,200
          Long-term bank indebtedness                  (38,600)
          Other non-current items, net                  (8,700)
            Total purchase price,
             including expenses                       $286,300






                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial position of Purolator has been included in the consolidated balance sheet of the company as of February 28, 1995 based upon the above preliminary determination and allocation. Such amounts will be finalized upon additional analysis and asset valuation determinations to be made by the company with the assistance of various outside firms. The final changes will be recorded in fiscal 1996, and are not expected to have a significant impact on the company's results of operations as reported herein.

The pro forma 1995 information presented in the consolidated statements of income is based upon the following information, which presents the pro forma consolidated condensed results of operations as if the acquisition of Purolator in November 1994 and the sale of the company's common stock in December 1994 had occurred at the beginning of each of the years presented. The pro forma amounts do not purport to be indicative of the results that actually would have been obtained had the transactions identified above actually taken place at the beginning of each of the years, nor are they intended to be a projection of future results (dollars in thousands, except per share amounts):


                                                          1995         1994
                                                             (Unaudited)

       Net sales                                       $1,913,300   $1,654,500

       Income before interest
        and taxes                                      $  190,400   $  160,400

       Income before
        extraordinary items and
        accounting changes                             $   78,300   $   60,800

       Income per share,
        before extraordinary items
        and accounting changes:

             Primary                                   $     1.46   $    1.19
             Fully-diluted                             $     1.35   $    1.09


The company made several other small acquisitions during fiscal 1995 for a total purchase price of approximately $14,500,000. During fiscal 1994, the company decided to sell its non-core business units, and accounted for them as discontinued operations. The sale of certain of the company's assets held for sale generated proceeds of $12,100,000 in fiscal 1995 and $35,000,000 in fiscal 1994. At February 28, 1995, the company's net assets of its remaining discontinued operations amounted to approximately $19,500,000. Such amounts have been segregated in the balance sheet and offset by a corresponding amount of long-term debt, on the assumption that the net sale proceeds will equal or exceed the net asset amount, and all such proceeds will be utilized to offset existing borrowings of the company.




                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Accounts Receivable

Accounts receivable are reflected net of allowances for doubtful accounts of $18,600,000 and $12,000,000 at February 28, 1995 and 1994, respectively.


4.  Inventories

Inventories consist of the following at February 28, 1995 and 1994 (dollars in thousands):

                                                       1995          1994


   Raw materials, parts, and sub-assemblies         $ 103,500      $ 67,700
   Work-in-process                                     60,200        43,500
   Finished goods                                     198,200       153,800
            Total                                    $361,900      $265,000

As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed FIFO costs by approximately $39,300,000 and $35,000,000 at February 28, 1995 and 1994, respectively.

5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 28, 1995 and 1994 (dollars in thousands):
                                                       1995         1994


   Land and land improvements                        $ 41,500     $ 35,700
   Buildings                                          145,300      115,700
   Machinery and equipment                            451,600      324,700
     Total property, plant and equipment              638,400      476,100
   Less accumulated depreciation                      150,500      110,800
     Property, plant and equipment, net              $487,900     $365,300

Depreciation expense was approximately $40,900,000; $33,200,000; and $29,800,000 in fiscal 1995, 1994 and 1993, respectively.


6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $29,700,000 and $22,700,000 at February 28, 1995 and 1994, respectively. Amortization expense was approximately $7,000,000; $5,700,000 and $4,700,000 in fiscal 1995, 1994 and 1993, respectively.






                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Long-Term Debt

Long-term debt consists of the following at February 28, 1995 and 1994 (dollars in thousands):

                                                      1995           1994
   Senior debt:
     Credit Agreement                              $  300,000      $140,000
     Multi-Currency Agreement                          38,300        48,400
     Other items                                       42,500        40,500
       Total                                          380,800       228,900
     Less current maturities                           (8,600)       (5,800)
     Less amounts allocated
      to discontinued operations                      (19,500)      (28,100)
       Net senior debt                                352,700       195,000

   Subordinated debt:
     8-3/4% Senior Subordinated Notes                 258,000       258,000
     6-1/4% Convertible Debentures                       -          114,200
       Total subordinated debt                        258,000       372,200

       Total long-term debt                           610,700       567,200
        Total stockholders' equity                    635,500       345,400
          Total capitalization                     $1,246,200      $912,600
         Long-term debt as a percentage of
          total capitalization                          49.0%         62.2%

In November 1994, the company entered into a new $650,000,000 credit agreement (the "1994 Credit Agreement") with a group of financial institutions which provides for (i) a five-year term loan in the principal amount of approximately $300,000,000 used to finance the acquisition of Purolator and to repay certain existing Purolator debt, and (ii) a five-year revolving credit facility in an amount of up to $350,000,000 used for refinancing the company's previously existing credit facility (the "1993 Credit Facility") and certain existing Purolator debt, and for working capital and other general corporate purposes.

The loans outstanding under the 1994 Credit Agreement bear interest, at the company's option, at (i) the reference rate of the agent acting on behalf of the financial institutions, or (ii) under a LIBOR option, with borrowing spreads of LIBOR plus 0.55% to LIBOR plus 1.00% depending on the company's consolidated leverage ratio (as defined in the 1994 Credit Agreement). The company is currently paying interest on the loan at LIBOR plus 0.55% per annum. The 1994 Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by all of the company's significant domestic subsidiaries. All such guarantees are collateralized by first priority pledges of all outstanding capital stock of each guarantor subsidiary.






                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 1994, the company entered into agreements with certain holders of its 6-1/4% Convertible Debentures due February 15, 2011 to convert approximately $76,700,000 of the debentures into approximately 5,600,000 shares of the company's common stock. In January 1995, the company called for redemption the $37,500,000 remaining principal amount of these debentures. As a result of the call for redemption, substantially all of the debentures were voluntarily converted into 2,700,000 shares of the company's common stock.
The principal amount of converted debt, as well as related unamortized deferred charges, have been reclassified to common stock and additional paid in capital.

In May 1993, the company entered into a revolving credit agreement (as amended in January 1995, the "Multi-Currency Agreement") providing for a five year multi-currency revolving credit facility with a group of financial institutions in the U.S. and Europe. The Multi-Currency Agreement provides for a revolving loan commitment for the first two years of the equivalent of $100,000,000. The commitment declines by $12,500,000 at each of six semi-annual dates beginning in June 1995, with the remaining $25,000,000 of commitment expiring in May 1998. Interest rates on borrowings under the Multi-Currency Agreement are subject to change based on a specified pricing grid which increases from LIBOR plus 0.55% to LIBOR plus 1.00% per annum based on the company's senior debt rating (as defined in the Multi-Currency Agreement). The company is currently paying interest at LIBOR plus .55% on borrowings under the Multi-Currency Agreement. The Multi-Currency Agreement also contains certain affirmative and negative covenants customary in an agreement of this nature.

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




                           MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In March 1993, the company offered to purchase its 13-3/8% Subordinated Debentures for a cash price of $1,137.50 per $1,000 principal amount, plus accrued interest. As a result of the offer, and certain open-market purchases, the company acquired approximately $138,000,000 principal amount of these debentures. The company then completed an "in-substance defeasance" in which approximately $60,400,000 was deposited in an irrevocable trust to cover both the remaining outstanding principal amount ($52,000,000) and the related interest expense requirements of these debentures. The company recognized an extraordinary loss, net of tax, of approximately $21,700,000 as a result of the extinguishment of this debt in fiscal 1994. The company also acquired or defeased approximately $63,000,000 of its indebtedness and recognized an extraordinary loss, net of tax, of $3,700,000 in fiscal 1993.

The fair value of the 8-3/4% Senior Subordinated Notes is less than their recorded value by approximately $9,000,000 as of February 28, 1995, based upon the quoted market value of such notes as of that date. Since the rest of the company's notes payable and senior debt are primarily floating rate debt, their recorded amounts approximate their fair values as of February 28, 1995. The recorded amounts for other financial instruments, such as cash and accounts receivable, approximate their fair value.

Annual maturities of the company's long-term debt for the next five fiscal years are approximately: 1996-$8,600,000; 1997-$4,200,000; 1998-$17,100,000;
1999-$27,000,000; and 2000-$312,700,000.  The amounts for fiscal 1996 through
1999 exclude maturities related to the term loan portion of the 1994 Credit Agreement as it is anticipated that such amounts will be offset with availability under the revolving credit facility portion of such agreement until maturity in 2000, by which date it is anticipated that the agreement will have been extended, or replaced.


8.  Leases

The company has operating leases which expire at various dates through 2010 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals primarily for increases in maintenance costs and property taxes. Total rental expense under operating leases was approximately $18,300,000; $15,900,000; and $15,900,000 in fiscal 1995, 1994 and 1993, respectively. Minimum rental payments under operating leases having an initial or remaining noncancellable term in excess of 12 months are approximately: 1996-$18,500,000; 1997-$15,300,000; 1998-$13,300,000; 1999-
$11,400,000; 2000-$8,400,000; 2001 and thereafter $19,300,000.





                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Income Taxes

Income from continuing operations and the related provision for taxes for fiscal 1995, 1994 and 1993 consists of the following (dollars in thousands):

                                           1995       1994        1993

Income from continuing operations,
 before provision for taxes:
   United States                         $ 69,500    $45,800     $41,400
   Foreign                                 40,900     35,900      20,600
       Total                             $110,400    $81,700     $62,000

Provision for taxes on income from
 continuing operations:
  Currently payable:
   United States                         $ 12,500    $14,500     $10,900
   Foreign                                 11,800      5,300       8,100
       Total currently payable             24,300     19,800      19,000
  Deferred:
   United States                            7,600      3,600       4,200
   Foreign                                 10,600      7,200        (300)
       Total deferred                      18,200     10,800       3,900
     Total provision for taxes           $ 42,500    $30,600     $22,900


The provision for taxes on income for fiscal 1995, 1994, and 1993 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                           1995       1994        1993

Expected tax at United States
 statutory income tax rate               $ 38,600    $28,600     $21,100
Permanent differences                       2,100      1,200         900
State and local income taxes                1,900      1,200         600
Tax credits                                  (700)      (500)       (400)
Foreign tax rate differences                  600        100         700
    Total provision for taxes            $ 42,500    $30,600     $22,900




                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 28, 1995 and 1994 (dollars in thousands):

                                                         1995         1994

Current:
   Accounts receivable                               $  7,300     $  3,900
   Inventories                                         (5,000)      (9,500)
   Compensation related                                 8,000        3,400
   Tax credit and net
    operating loss carryforwards                         -           9,000
   Other items                                          7,000        7,500
     Total current asset                               17,300       14,300
   Valuation allowance                                 (5,600)      (4,000)
     Net current asset                               $ 11,700     $ 10,300
Non-current:
   Fixed and intangible assets                       $(52,100)    $(39,500)
   Pension and other benefit plans                     (5,500)     (21,400)
   Tax credits                                         23,000       29,400
   Capital loss carryforwards                          11,000       11,300
   All other items                                     26,800       19,600
     Total non-current liability                        3,200         (600)
   Valuation allowance                                (14,100)     (16,800)
     Net non-current liability                       $(10,900)    $(17,400)



The current valuation allowance primarily offsets foreign tax benefits established in a previous acquisition which may not be realized. The non-current valuation allowance is primarily attributable to the capital loss carryforwards which are available to use substantially through fiscal 1996.

Based on the company's history of prior operating earnings and its expectations for the future, management of the company has determined that it is more likely than not that operating income will be sufficient to utilize the tax credits in their carryforward periods, which run substantially through fiscal 2007. The undistributed earnings of the company's foreign subsidiaries have been reinvested in each country, and are not expected to be remitted back to the parent company. The determination of the possible tax effect relating to such reinvested income is not practicable.




                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Pension and Profit Sharing Plans

The company has a variety of defined benefit pension plans covering both union and non-union employees. Under the union plans, employee benefits are computed based on a dollar amount multiplied by the number of years of service. Benefits under the non-union plans are computed in a similar manner for certain plans, and based on the employees' earnings in other plans.

The following table sets forth the funded status of the company's defined benefit plans and the net asset amount included in the consolidated balance sheets at February 28, 1995 and 1994 (dollars in thousands):

                                                       1995        1994

Actuarial present value of benefit obligations:
   Vested                                          $(259,400)   $(233,300)
   Accumulated                                     $(264,500)   $(236,100)
   Projected                                       $(273,700)   $(241,900)
Plan assets at fair value                            335,400      314,300
Plan assets in excess of projected
 benefit obligation                                   61,700       72,400
Unrecognized net loss and
 differences in assumptions                           49,100       36,400
Unrecognized prior service costs                       2,700        3,100
Prepaid pension cost recognized in the
 consolidated balance sheets                       $ 113,500    $ 111,900

The plans' assets consist of corporate and government bonds, guaranteed investment contracts, listed common stocks and real estate investments. Included in the plans' assets are common stock of the company with a market value of approximately $28,800,000 and the company's 8-3/4% subordinated debentures with a market value of $6,700,000 at February 28, 1995. The funded status of Purolator's defined benefit plans as of the acquisition date consisted of plan assets of approximately $42,500,000 and a projected benefit obligation of approximately $53,500,000.



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension income for the defined benefit pension plans in fiscal 1995, 1994, and 1993 includes the following components (dollars in thousands):

                                     1995           1994          1993
Service cost-benefits
 earned during the period          $ (3,600)      $ (2,900)     $ (2,700)
Interest cost on projected
 benefit obligation                 (19,500)       (18,200)      (17,300)
Actual return on assets               4,300         32,100        36,600
Net amortization and deferral        31,300          2,500        (4,100)
   Net pension income              $ 12,500       $ 13,500      $ 12,500


The assumptions utilized to measure net pension income and the projected benefit obligations are as follows:

                                           1995        1994        1993

Discount rate                              8.75%       7.75%       9.00%
Expected long-term rate of return         11.50%      12.00%      12.00%
Average increase in compensation           4.00%       5.00%       5.00%


The changes in the expected long-term rate of return and the rate of compensation increase did not have a significant effect on fiscal 1995's income, nor are they expected to have a significant effect on fiscal 1996's income.

The company also has defined contribution pension and profit sharing plans for a significant number of its salaried and hourly employees. The company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans, the substantial part of which is funded currently, amounted to approximately $8,100,000; $6,700,000; and $6,600,000 in fiscal 1995, 1994 and 1993, respectively.


                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Post-retirement Benefits

The company currently provides health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The company also has a number of active employees who might receive such benefits upon their retirement. A number of the plans which relate to retirees and active non-union employees include provisions which allow the company to increase the cost to participants, or otherwise modify or terminate them as determined by management. The plans which relate to active union employees are subject to modification in the same manner as are all other compensation and benefits matters in the process of the company's negotiations of contracts covering its union employees.

The company recognized a $40,000,000 liability for the cost of these plans, referred to as the accumulated post-retirement benefit obligation (APBO), entirely in fiscal 1994 in accordance with SFAS No. 106. Since the company also adopted SFAS No. 109 at the same date, the company recognized a deferred tax asset of $14,000,000 representing the future tax benefits to be received related to the APBO. The resulting net charge of $26,000,000 ($.48 per fully diluted share) was included as the cumulative effect of a change in accounting principle in the consolidated statement of income for fiscal 1994. The company continues to fund such costs on the cash-basis, which amounted to approximately $4,700,000; $4,600,000; and $3,600,000 in fiscal 1995, 1994 and
1993, respectively.

The following table sets forth the amount included with other non-current liabilities in the consolidated balance sheets at February 28, 1995 and 1994 (dollars in thousands):
                                                       1995          1994
Accumulated post-retirement benefit obligation:
  Retirees and beneficiaries receiving benefits      $64,100       $34,700
  Active employees, fully eligible for benefits        6,100         4,600
  Active employees, not fully eligible for benefits   10,300         6,500
     Total accumulated benefit obligation             80,500        45,800
Unrecognized net loss                                 (2,900)       (6,600)
     Post-retirement benefit liability recognized
      in the consolidated balance sheets             $77,600       $39,200


The company's post-retirement benefit expense on the accrual method for fiscal 1995 and 1994 includes the following components (dollars in thousands):


                                                        1995        1994
       Service cost-benefits earned
        during the period                              $  500      $  400
       Interest cost on the APBO                        4,600       3,400
             Total expense                             $5,100      $3,800


                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The APBO for Purolator's various plans was approximately $38,200,000 as of the acquisition date, and such amount is the primary cause of the increase in the APBO from the end of fiscal 1994. The APBO was calculated using a discount rate of 8.75% at February 28, 1995, and 7.75% at February 28, 1994. The change in the discount rate did not have a significant effect on the expense determination for fiscal 1995 and 1994, and is not expected to have a significant effect for fiscal 1996. The APBO determinations assume an initial health care cost trend rate of approximately 10%, trending down rateably to an ultimate rate of 5%, which is expected to be reached in five years. The impact of a one-percentage-point increase in such trend rate would be to increase the APBO at February 28, 1995 by approximately $3,000,000 and increase annual expense by approximately $500,000.


12.  Legal Proceedings

The company is involved in various legal and environmental related issues. In the opinion of the company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the company's financial position, results of operations or cash flows.


13.  Stockholders' Equity and Stock Options

In December 1994, the company completed an underwritten public offering of approximately 6,500,000 shares of its common stock, at a public offering price of $18.10 per share (the "Offering"). The net proceeds from the Offering of approximately $113,000,000 were used to repay a portion of the indebtedness outstanding under the company's 1994 Credit Agreement. The company also sold approximately 110,000 shares of its common stock to one of its pension plans in December 1994 at a price of $18.10 per share, or a total cost of approximately $2,000,000.

The company granted certain executives restricted stock awards with respect to 22,000 shares in fiscal 1995 and 353,075 shares in fiscal 1994, at $.01 par value per share. In certain situations the restrictions on the stock lapse after a five year period. Therefore, the expense is being recognized as it is earned over the restriction period, with $1,600,000 and $800,000 recognized as an expense in fiscal 1995 and 1994, respectively. The unearned balance as of February 28, 1995 is approximately $4,500,000. As of February 28, 1995, approximately 250,500 shares remain available for issuance under the company's Restricted Stock Plan.



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The company's qualified Incentive Stock Option Plans provide for granting officers and other key employees options to purchase the company's common stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of seven to ten years. There were approximately 952,419 and 1,486,791 shares reserved for the future granting of qualified incentive stock options at February 28, 1995 and 1994.

As a result of the company's acquisition of Purolator, holders of Purolator non-qualified stock options were entitled to receive an immediate cash payment equal to their built-in gain in such options as of the acquisition date. In lieu of the cash payment, holders of Purolator options were given the opportunity to convert their options into options to acquire company stock at an exercise price that would give them the same built-in gain as they had in the Purolator options. As a result, certain of the Purolator options were converted into non-qualified options to acquire approximately 334,600 shares of the company's common stock at an average exercise price of $12.80 per share. The company's common stock and additional paid in capital were increased by approximately $2,000,000 to recognize the issuance of these "in-the-money" company stock options. The holders of such options are 100% vested in their exercise rights, and all such options have a duration of 10 years from the date they were originally granted by Purolator.

The following table summarizes the status of all of the company's stock option transactions for fiscal 1995, 1994 and 1993 (dollars in thousands, except per share amounts):

                            1995               1994               1993
                                Average            Average            Average
                      Option    Option    Option   Option     Option  Option
                      Shares     Price    Shares    Price     Shares   Price
Balance at
 beginning
 of year              596,650   $ 8.55    774,149   $ 7.29    885,252   $ 4.05
Activity during
 the year:
  Granted             870,946   $15.45     14,333   $18.37    245,069   $12.43
  Exercised          (100,583)  $ 5.98   (175,680)  $ 3.70   (352,525)  $ 2.86
  Canceled             (6,421)  $11.49    (16,152)  $ 9.18     (3,647)  $ 5.90
Balance at
 end of year:
  Outstanding       1,360,592   $13.12    596,650   $ 8.55    774,149   $ 7.29
  Exercisable         644,348   $10.50    267,803   $ 6.83    271,783   $ 3.92

As a result of the exercise of certain employees' incentive stock options, the company realized a tax benefit of $200,000 and $1,700,000 in fiscal 1995 and 1994, respectively, and such amounts have been recognized as a direct increase in additional paid-in capital.


                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The company's Board of Directors declared five percent stock dividends which were distributed in April 1995 (declared March 30, 1995), April 1994, and May 1993. All share amounts have been presented as if the stock distributions had occurred on March 1, 1992, the beginning of fiscal 1993. The company continues to be authorized by its Board of Directors to repurchase approximately 6,700,000 shares, or approximately 11%, of the company's outstanding common stock as of February 28, 1995. The company is authorized to issue 10,000,000 shares of preferred stock, and there are no shares outstanding at the present time.


14.  Industry Segments, Geographic Areas and Currency Transactions

Prior to the acquisition of Purolator, the company classified its operations into three business segments: Power and Fluid Transfer; Transportation; and Professional Audio. Following the acquisition of Purolator, management reviewed its existing businesses and determined that its Transportation business segment should be combined with the Power and Fluid Transfer business segment in view of the similarity in markets and customers served. Management also believes that the revised classification will enable the company to benefit from a global organizational structure and the coordination of distribution activities.

The company now classifies its operations into the following two business segments:

   (i) Power and Fluid Transfer, which includes the design, manufacture and distribution of products and systems primarily in the general industrial market, the automotive aftermarket, the original equipment manufacturers ("OEM") market and the infrastructure market. Such products and systems include those related to rubber and plastic belts, hose, fittings and related assemblies; filters; power transfer mechanisms for door control systems used in mass transit vehicles; information displays; and advanced traffic control and management systems; and

   (ii) Professional Audio, which includes the design and manufacture of products and systems used primarily in the high-performance professional audio market, such as microphones, speakers, public address and musical instrument loudspeaker systems, audio signal processors, and sound enhancement and noise canceling equipment.


                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the company's business segments for fiscal 1995, 1994 and 1993 is as follows (dollars in thousands):
                               Proforma
                               1995 *       1995         1994         1993
                              (Unaudited)


NET SALES TO CUSTOMERS
 Power and Fluid Transfer    $1,728,000   $1,418,000   $1,070,700  $  908,900
 Professional Audio             185,300      185,300      173,500     176,800
   Total net sales
    to customers             $1,913,300   $1,603,300   $1,244,200  $1,085,700

OPERATING INCOME
 Power and Fluid Transfer    $  184,500   $  158,400   $  124,800  $  104,100
 Professional Audio              21,800       21,800       21,900      22,000
   Total operating income       206,300      180,200      146,700     126,100
 General corporate              (15,900)     (15,900)     (14,900)    (12,500)
 Interest expense               (63,400)     (53,900)     (50,100)    (51,600)
     Income from continuing
      operations, before
      provision for taxes    $  127,000   $  110,400   $   81,700  $   62,000

IDENTIFIABLE ASSETS
 Power and Fluid Transfer    $1,614,600   $1,614,600   $1,062,100  $  843,100
 Professional Audio             177,800      177,800      162,700     158,900
 General corporate               54,000       54,000       57,500     122,800
     Total
      identifiable assets    $1,846,400   $1,846,400   $1,282,300  $1,124,800

DEPRECIATION AND AMORTIZATION
 Power and Fluid Transfer    $   52,400   $   43,300   $   34,600  $   25,800
 Professional Audio               4,500        4,500        4,500       4,400
 General corporate                3,700        3,700        2,600       1,900
     Total depreciation
      and amortization       $   60,600   $   51,500   $   41,700  $   32,100

CAPITAL OUTLAYS
 Power and Fluid Transfer    $   55,900   $   46,900   $   38,900  $   32,600
 Professional Audio               3,900        3,900        2,500       1,700
 General corporate                -             -            -          1,200
     Total capital outlays   $   59,800   $   50,800   $   41,400  $   35,500




* To reflect acquisition and equity transactions occurring as of the beginning of the year, as discussed further in Note 2.


                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Operating income represents net sales less operating expenses, and excludes general corporate expenses, interest expense and income taxes. Litigation costs are considered to be corporate expenses. Identifiable assets are those assets employed in each segment's operations, including an allocated value to each segment of cost in excess of net assets acquired. Corporate assets consist primarily of cash, investments and assets not employed in production.

The company's foreign operations are located primarily in Europe, and to a lesser extent in Canada and the Far East. Information concerning the company's operations by geographic area for fiscal 1995, 1994 and 1993 is as follows (dollars in thousands):

                         Pro Forma
                           1995 *       1995         1994           1993
                       (Unaudited)

NET SALES TO CUSTOMERS
 United States          $1,385,200  $1,115,600   $  884,500     $  815,200
 Foreign                   528,100     487,700      359,700        270,500
   Total net sales
    to customers        $1,913,300  $1,603,300   $1,244,200     $1,085,700

OPERATING INCOME
 United States          $  151,200  $  126,400   $  105,700     $  102,100
 Foreign                    55,100      53,800       41,000         24,000
   Total operating
    income              $  206,300  $  180,200   $  146,700     $  126,100

IDENTIFIABLE ASSETS
 United States          $1,350,100  $1,350,100   $  898,700     $  916,800
 Foreign                   496,300     496,300      383,600        208,000
   Total identifiable
     assets             $1,846,400  $1,846,400   $1,282,300     $1,124,800

* To reflect acquisition and equity transactions occurring as of the beginning of the year, as discussed further in Note 2.


The net sales to customers reflect the sales of the operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were $92,900,000; $71,300,000; and $67,800,000 in fiscal 1995, 1994, and 1993, respectively. Inter-segment sales are not material. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers.






                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Foreign currency transactions included in income amounted to gains (losses) of approximately $100,000; $300,000 and ($700,000) in fiscal 1995, 1994 and 1993, respectively. Unrealized gains and losses related to foreign currency forward contracts were not significant at February 28, 1995 or February 28, 1994. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1995 amounted to approximately $31,300,000 and the approximate notional amounts of such contracts outstanding at the end of fiscal 1995 was approximately $12,700,000. At February 28, 1995, the company also had an interest rate swap outstanding on debt of approximately $17,000,000 which effectively converts variable rate debt to a fixed rate of approximately 4.75% through September 1996. The company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.



                              MARK IV INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Quarterly Financial Data and Information (Unaudited)


The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended February 28, 1995 and 1994 (dollars in thousands, except per share data):

                           First     Second     Third      Fourth     Total
Fiscal 1995               Quarter    Quarter  Quarter(a) Quarter(a)    Year

Net sales                $363,800   $357,200   $397,300  $485,000  $1,603,300
Gross profit (b)         $127,700   $124,700   $135,600  $155,300  $  543,300
Income from
 continuing operations   $ 17,100   $ 16,700   $ 16,500  $ 17,600  $   67,900
Extraordinary items          -          -        (1,100)     -        ( 1,100)
    Net income           $ 17,100   $ 16,700   $ 15,400  $ 17,600  $   66,800
Income per share (d):
 Primary:
  Continuing operations  $    .38   $    .37   $    .34  $     .31 $     1.40
  Extraordinary items        -           -         (.02)      -          (.02)
    Net income           $    .38   $    .37   $    .32  $     .31 $     1.38
 Fully-diluted:
  Continuing operations  $    .34   $    .33   $    .32  $     .30 $     1.29
  Extraordinary items        -           -         (.02)      -          (.02)
    Net income           $    .34   $    .33   $    .30  $     .30 $     1.27


Fiscal 1994

Net sales                $287,800   $316,600   $320,000  $319,800   $1,244,200
Gross profit (b)         $102,000   $110,800   $113,800  $114,100   $  440,700
Income from
 continuing operations   $ 13,600   $ 13,100   $ 12,800  $ 11,600   $   51,100
Extraordinary items       (21,700)       -         -          -        (21,700)
Cumulative effect of
 accounting change        (26,000)       -         -          -        (26,000)
    Net income           $(34,100)  $ 13,100   $ 12,800  $  11,600  $    3,400
Income per share (c) (d):
 Primary:
  Continuing operations  $    .31   $    .29   $    .29  $     .26  $     1.15
  Extraordinary items        (.49)       -          -          -          (.49)
  Cumulative effect of
   accounting change         (.59)       -          -          -          (.58)
    Net income           $   (.77)  $     .29  $    .29  $     .26  $      .08
 Fully-diluted:
  Continuing operations  $    .28   $     .27  $    .26  $     .24  $     1.04
  Extraordinary items        (.41)        -         -          -          (.41)
  Cumulative effect of
   accounting change         (.49)        -         -          -          (.48)
    Net income           $   (.62)  $     .27  $    .26  $     .24  $      .15



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


___________________________________


(a) Includes the results of operations of Purolator from its acquisition date of November 4, 1994.

(b)    Excluding depreciation expense.

(c) The sum of the quarterly amounts do not equal the total as a result of common stock transactions during the year. The impact of those transactions on the determination of the weighted average number of shares outstanding is different in each quarter, and for the year in total.

(d)    Restated to reflect the five percent stock dividend issued in April
       1995.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.




                                    PART III


Items 10-13

       The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the company's 1995 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1995.


                                     PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page
(a)  (1)  Financial Statements

          Report of Independent Accountants for
            each of the three fiscal years in the
            period ended February 28, 1995 . . . . . . . . . . . . . . .28

          Consolidated Balance Sheets at February 28, 1995 and 1994. . .29

          Consolidated Statements of Income for each of
            the three fiscal years in the period ended
            February 28, 1995. . . . . . . . . . . . . . . . . . . . . .30

          Consolidated Statements of Stockholders' Equity for
            each of the three fiscal years in the period
            ended February 28, 1995. . . . . . . . . . . . . . . . . . .31

          Consolidated Statements of Cash Flows
            for each of the three fiscal years in
            the period ended February 28, 1995 . . . . . . . . . . . . .32

          Notes to Consolidated Financial Statements . . . . . . . . . .33

     (2)  Financial Statement Schedule

          Report of Independent Accountants
            for each of the three fiscal years in the
            period ended February 28, 1995 . . . . . . . . . . . . . . .60

          II.  Valuation and qualifying accounts . . . . . . . . . . . .61

          All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b)  Reports on Form 8-K

             The following reports on Form 8-K were filed pertaining to events occurring during the quarter ended February 28, 1995.

             1. A current report on Form 8-K dated December 21, 1994 was filed to report under Item 5 that the company completed an underwritten public offering of 6,483,750 shares of its common stock at a public offering price of $18.10 per share.

             2. A current report on Form 8-K dated February 17, 1995 was filed to report under Item 5 that the company completed a redemption of the $37,478,000 outstanding aggregate principal amount of its 6-1/4% Convertible Subordinated Debentures due February 15, 2007. As a result of the call for redemption, substantially all of the debentures were voluntarily converted into approximately 2.7 million shares of common stock.

(c)  Exhibits


     2.1 Agreement and Plan of Merger dated as of October 3, 1994 by and among Mark IV Industries, Inc., Mark IV Acquisition Corp., and Purolator Products Company, incorporated by reference to exhibit
             (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date (incorporated by reference to the exhibit (c)(1) to Schedule 14D - (Tender Offer) dated October 7, 1994, as filed with the SEC on such date).

     2.2 Offer to Purchase, as revised, incorporated by reference to exhibit (a)(1) to Amendment No. 1 to Schedule 14D-1 Tender Offer) dated October 11, 1994, as filed with the SEC on such date.

     2.3 Share Purchase Agreement dated April 29, 1993 among Mark IV Industries, Inc., a Delaware Corporation, and its indirect wholly-owned subsidiary, Dayco Italy, S.p.A., an Italian Corporation, and Pirelli S.p.A., an Italian Corporation (incorporated by reference to exhibit 2.1 to the company's Current Report on Form 8-K dated May 27, 1993, as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on the last page of the exhibit, have been omitted.

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 28.1 to the company's Registration Statement No. 33-45215 on Form S-3, as filed with the SEC on January 24, 1993).

     4.1     Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3 dated August 6, 1991).

     4.2     By-Laws of the Registrant (incorporated by reference to Exhibit
             4.12 To Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3, dated August 6, 1991).

     4.3 Conformed copy of the Indenture, dated as of March 15, 1993, between Mark IV Industries, Inc. and Citibank, N.A.; including the form of Senior Subordinated Notes due April 1, 2003 (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated March 29, 1993).


           Executive Compensation Plans and Arrangements (10.1 -10.20)


     10.1* Employment Agreement dated March 1, 1995 between the Company and Sal Alfiero.

     10.2* Employment Agreement dated March 1, 1995 between the Company and Clement R. Arrison.

     10.3* Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes.

     10.4* Employment Agreement dated March 1, 1995 between the Company and William P. Montague.

     10.5* Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook.

     10.6* Employment Agreement dated March 1, 1995 between the Company and John J. Byrne.

     10.7* Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds.

     10.8* Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel.


     10.9* Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel.

     10.10* Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson.

     10.11* Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert.

     10.12 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
             1991).

     10.13 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

     10.14* Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995.

     10.15 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).




     10.16 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

     10.17 Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

     10.18 First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

     10.19* First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993.

     10.20* Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994.



                        Other Material Contract Exhibits

     10.21 Credit and Guarantee Agreement dated as of November 2, 1994, among Mark IV Industries, Inc., as Borrower, Mark IV Transportation Products Corp., Gulton Industries, Inc., Dayco Products, Inc. Electro-Voice Incorporated, Anchor Swan, Inc. and Mark IV Acquisition Corp., as Guarantors, the banks and other financial institutions which are parties thereto, Bank of American National Trust and Savings Association, as Administrative Agent and BID Agent, and BA Securities, Inc. as Arranger (incorporated by reference to exhibit (b)(2) to Amendment No. 3 to Schedule 14D-1 (Tender Offer) dated November 2, 1994, as filed on that date).

     10.22 Revolving Credit Facility Agreement dated May 27, 1993, among Mark IV Industries, Inc., a Delaware Corporation, Dayco Italy S.p.A., an Italian Corporation, Bank of America National Trust and Savings Association, Chemical Investment Bank Limited, and Citibank, N.A. and Chase Manhattan Bank N.A., as co-agents for various financial institutions that are signatories thereto (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1993 as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on page v of the exhibit, have been omitted.


     11*     Statement regarding computation of per share earnings.

     21*     Subsidiaries of the Registrant.

     23*     Consent of Independent Accountants.

     27*     Financial Data Schedule.


______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.






                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Mark IV Industries, Inc.


Our report on the consolidated financial statements of Mark IV Industries, Inc. is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.






Rochester, New York
March 30, 1995




                                              MARK IV INDUSTRIES, INC.
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off         Other(a)       Balance


Year ended February 28, 1995

Allowance for doubtful
 accounts                      $ 12,000,000   $  3,300,000    $ (3,100,000)   $  6,400,000     $ 18,600,000


Year ended February 28, 1994

Allowance for doubtful
 accounts                      $ 10,300,000   $  2,400,000    $ (3,100,000)   $  2,400,000    $ 12,000,000


Year ended February 29, 1993

Allowance for doubtful
 accounts                      $ 10,900,000   $  2,700,000    $ (3,600,000)   $    300,000    $ 10,300,000




(a)  Represents the following
                                                               February        February        February
                                                               28, 1995        28, 1994        28, 1993

          Reserve at date of acquisition of subsidiary         $5,500,000      $3,700,000      $    -

          Reclassification from other reserves                    400,000         100,000        500,000
          Reserves of discontinued operations
            at February 28, 1993                                     -           (900,000)          -
          Foreign currency translation adjustment                 500,000        (500,000)      (200,000)
                                                               $6,400,000      $2,400,000      $ 300,000



                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:   May 25, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date


/s/ Sal H. Alfiero               Chairman of the Board          May 25, 1995
 Sal H. Alfiero                   and Chief Executive Officer


/s/ Clement R. Arrison           President, Director            May 25, 1995
 Clement R. Arrison


/s/ William P. Montague          Executive Vice President       May 25, 1995
 William P. Montague              and Chief Financial Officer


/s/ Frederic L. Cook             Senior Vice President -        May 25, 1995
 Frederic L. Cook                 Administration


/s/ John J. Byrne                Vice President-Finance         May 25, 1995
 John J. Byrne

/s/ Richard L. Grenolds          Vice President -               May 25, 1995
 Richard L. Grenolds              Chief Accounting Officer


/s/ Gerald S. Lippes             Secretary and Director         May 25, 1995
 Gerald S. Lippes


/s/ Joseph G. Donohoo            Director                       May 25, 1995
 Joseph G. Donohoo


/s/ Herb Roth, Jr.               Director                       May 25, 1995
 Herb Roth, Jr.





                                    Exhibit Index

  2.1 Agreement and Plan of Merger dated as of October 3, 1994 by and among Mark IV Industries, Inc., Mark IV Acquisition Corp., and Purolator Products Company, incorporated by reference to exhibit
          (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date (incorporated by reference to the exhibit (c)(1) to Schedule 14D - (Tender Offer) dated October 7, 1994, as filed wiht the SEC on such date).

  2.2 Offer to Purchase, as revised, incorporated by reference to exhibit (a)(1) to Amendment No. 1 to Schedule 14D-1 Tender Offer) dated October 11, 1994, as filed with the SEC on such date.

  2.3 Share Purchase Agreement dated April 29, 1993 among Mark IV Industries, Inc., a Delaware Corporation, and its indirect wholly-owned subsidiary, Dayco Italy, S.p.A., an Italian Corporation, and Pirelli S.p.A., an Italian Corporation (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated May 27, 1993, as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on the last page of the exhibit, have been omitted.

  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement No. 33-45215 on Form S-3, as filed with the SEC on January 24,
          1993).

  4.1     Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.11 to Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3 dated August 6, 1991).

  4.2     By-Laws of the Registrant (incorporated by reference to Exhibit
          4.12 To Amendment No. 1 to the Registrant's Registration Statement No. 33-41553 on Form S-3, dated August 6, 1991).

  4.3 Conformed copy of the Indenture, dated as of March 15, 1993, between Mark IV Industries, Inc. and Citibank, N.A.; including the form of Senior Subordinated Notes due April 1, 2003 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 29, 1993).


        Executive Compensation Plans and Arrangements (10.1 -10.20)


  10.1* Employment Agreement dated March 1, 1995 between the Company and Sal Alfiero.

  10.2* Employment Agreement dated March 1, 1995 between the Company and Clement R. Arrison.

  10.3* Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes.

  10.4* Employment Agreement dated March 1, 1995 between the Company and William P. Montague.



  10.5* Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook.

  10.6* Employment Agreement dated March 1, 1995 between the Company and John J. Byrne.

  10.7* Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds.

  10.8* Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel.


  10.9* Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel.

  10.10* Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson.

  10.11* Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert.

  10.12 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
          1991).

  10.13 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).

  10.14* Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995.

  10.15 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).

  10.16 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

  10.17 Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28,
          1994).

  10.18 First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).



  10.19* First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993.

  10.20* Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994.



                          Other Material Contract Exhibits

  10.21 Credit and Guarantee Agreement dated as of November 2, 1994, among Mark IV Industries, Inc., as Borrower, Mark IV Transportation Products Corp., Gulton Industries, Inc., Dayco Products, Inc. Electro-Voice Incorporated, Anchor Swan, Inc. and Mark IV Acquisition Corp., as Guarantors, the banks and other financial institutions which are parties thereto, Bank of American National Trust and Savings Association, as Administrative Agent and BID Agent, and BA Securities, Inc. as Arranger (incorporated by reference to exhibit (b)(2) to Amendment No. 3 to Schedule 14D-1 (Tender Offer) dated November 2, 1994, as filed on that date).

  10.22 Revolving Credit Facility Agreement dated May 27, 1993, among Mark IV Industries, Inc., a Delaware Corporation, Dayco Italy S.p.A., an Italian Corporation, Bank of America National Trust and Savings Association, Chemical Investment Bank Limited, and Citibank, N.A. and Chase Manhattan Bank N.A., as co-agents for various financial institutions that are signatories thereto (incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1993 as filed on June 17, 1993). All schedules and other attachments to this exhibit, as identified on page v of the exhibit, have been omitted.

  11*     Statement regarding computation of per share earnings.

  21*     Subsidiaries of the Registrant.

  23*     Consent of Independent Accountants.

  27*     Financial Data Schedule.


______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.