Form 10-Q
period 1995-05-31
MARK IV INDUSTRIES INC
filed 1995-07-13
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1995

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to ______.


Commission File Number             1-8862
- --------------------------------------------------------------------------


                          MARK IV INDUSTRIES, INC.
- -----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
- ------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
- --------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
- --------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---      ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at July 6, 1995
   -----                                       ---------------------------
Common stock $.01 par value                          60,153,934

                        MARK IV INDUSTRIES, INC.

                                     INDEX




Part I.  Financial Information                                 Page No.
- ------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 May 31, 1995 and February 28, 1995                                3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended May 31, 1995 and 1994           4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1995 and 1994           5

Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               9


Part II.  Other Information                                       11
- ---------------------------

Signature Page                                                    12

Exhibit Index                                                     13

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)


                                                  May 31,        February 28,
                                                   1995              1995
     ASSETS                                    (Unaudited)
     ------                                    -----------       -----------

Current Assets:
  Cash                                          $      900        $      800
  Accounts receivable                              421,300           383,700
  Inventories                                      375,300           361,900
  Other current assets                              66,200            58,600
    Total current assets                           863,700           805,000

Pension related and other
 non-current assets                                204,000           197,100
Property, plant and equipment, net                 494,900           487,900
Cost in excess of net assets acquired              355,400           356,400

      TOTAL ASSETS                              $1,918,000        $1,846,400

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   80,500        $   67,300
  Accounts payable                                 182,800           174,000
  Compensation related liabilities                  67,300            70,400
  Other current liabilities                        114,800           113,600
    Total current liabilities                      445,400           425,300

Long-Term Debt:
  Senior debt                                      371,300           352,700
  Subordinated debentures                          258,000           258,000
    Total long-term debt                           629,300           610,700

Other non-current liabilities                      184,500           174,900

Stockholders' Equity:
  Common stock                                         600               600
  Additional paid-in capital                       550,200           550,200
  Retained earnings                                113,600            90,800
  Foreign currency translation adjustment           (5,600)           (6,100)
    Total stockholders' equity                     658,800           635,500

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,918,000        $1,846,400




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
            For the Three Month Periods Ended May 31, 1995 and 1994
                 (Amounts in thousands, except per share data)


                                                     1995           1994
                                                     ----           ----

Net sales                                          $518,500       $363,800

Operating costs:

  Cost of products sold                             345,800        236,100
  Selling and administration                         90,400         67,800
  Research and development                           10,800          7,600
  Depreciation and amortization                      16,200         11,400

    Total operating costs                           463,200        322,900

  Operating income                                   55,300         40,900

Interest expense                                     15,000         12,900

  Income before provision for taxes                  40,300         28,000

Provision for income taxes                           15,700         10,900

  NET INCOME                                         24,600         17,100

Retained earnings - beginning of the period          90,800         88,600

Cash dividends of $.03 and $.026 per share           (1,800)        (1,200)

  Retained earnings - end of the period            $113,600       $104,500

Net income per share of common stock:

  Primary                                          $    .41       $    .38

  Fully-diluted                                    $    .41       $    .34

Weighted average number of shares outstanding:

  Primary                                            60,100         44,900

  Fully-diluted                                      60,500         53,500



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Three Month Periods Ended May 31, 1995 and 1994
                            (Dollars in thousands)



                                                          1995         1994
                                                          ----         ----
Cash flows from operating activities:
  Net income                                            $ 24,600     $ 17,100
  Items not affecting cash:
   Depreciation and amortization                          16,200       11,400
   Pension and compensation related items                 (2,600)      (3,600)
   Deferred income taxes                                   7,200        1,100
      Net cash provided by earnings                       45,400       26,000
  Changes in assets and liabilities, net
     of effects of businesses acquired and
     discontinued:
      Accounts receivable                                (32,700)     (41,800)
      Inventories                                        (12,000)       2,400
      Accounts payable                                     6,000       10,700
      Other items, net                                   (13,100)      (3,600)
       Net cash used in
        operating activities                              (6,400)      (6,300)
Cash flows from investing activities:
  Acquisitions                                            (4,300)     (10,800)
  Divestitures and asset sales                               600        5,300
  Purchase of plant and equipment, net                   (16,900)      (8,500)
     Net cash used in investing activities               (20,600)     (14,000)
Cash flows from financing activities:
  Credit agreement borrowings, net                        30,400       18,400
  Other changes in long-term debt, net                   (14,900)      (3,500)
  Changes in short-term bank borrowings                   13,900        6,400
  Common stock transactions                                 (400)         300
  Cash dividends paid                                     (1,800)      (1,200)
      Net cash provided by
       financing activities                               27,200       20,400
Effect of exchange rate fluctuations                        (100)        (200)
      Net increase (decrease) in cash                        100         (100)
Cash and cash equivalents:
  Beginning of the year                                      800          500
  End of the year                                       $    900     $    400



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at May 31, 1995, and the results of its operations and its cash flows for the three month periods ended May 31, 1995 and 1994. Such results are not necessarily indicative of the results to be expected for the full year.

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

      The acquisition has been accounted for under the purchase method, and the financial position of Purolator is included in the consolidated results of operations for the three month period ended May 31, 1995, and in the consolidated balance sheets of the Company as of May 31, 1995 and February 28, 1995 based upon a preliminary determination and allocation of the purchase price. Such amounts will be finalized upon additional analysis and asset valuation determinations to be made by the Company and various outside appraisal firms during fiscal 1996. The final changes are not expected to have a significant impact on the Company's results of operations as reported herein.

      The following table presents the pro forma consolidated condensed results of operations for the Company's three month period ended May 31, 1994 as if the following transactions had occurred at the beginning of the period: (i) the consummation of the acquisition of Purolator in November 1994 and the borrowings under the 1994 Credit Agreement in connection therewith; and (ii) the consummation of the Equity Offering in December 1994 and the application of the estimated net proceeds therefor. The pro forma amounts do not purport to be indicative of the results that actually would have been obtained had the transactions identified above actually taken place at the beginning of that period, nor are they intended to be a projection of future results (dollars in thousands, except per share amounts):
                                                         Three Months Ended
                                                            May 31, 1994

      Net sales                                               $478,900
      Income before interest and taxes                        $ 49,300
      Net income                                              $ 20,100
      Net income per share:
        Primary                                               $    .39
        Fully-diluted                                         $    .35

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



3. Accounts receivable are presented net of allowances for doubtful accounts of $19,100,000 and $18,600,000 at May 31, 1995 and February 28,
      1995, respectively.

4.    Inventories consist of the following components (dollars in thousands):

                                                  May 31,        February 28,
                                                   1995              1995

      Raw materials, parts and sub-assemblies    $102,000          $103,500
      Work-in-process                              62,100            60,200
      Finished goods                              211,200           198,200
        Inventories                              $375,300          $361,900

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1995. The amounts at February 28, 1995 are based upon the audited balance sheet at that date.

5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                  May 31,        February 28,
                                                   1995              1995

      Land and land improvements                 $ 41,600          $ 41,500
      Buildings                                   146,200           145,300
      Machinery and equipment                     469,600           451,600
        Total property, plant and equipment       657,400           638,400
      Less accumulated depreciation               162,500           150,500
        Property, plant and equipment, net       $494,900          $487,900

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



6. Long-term debt consists of the following at May 31, 1995 and February 28, 1995 (dollars in thousands):
                                                  May 31,       February 28,
                                                   1995             1995
      Senior Debt:
        Credit Agreement                       $  330,000       $  300,000
        Multi-Currency Agreement                   38,600           38,300
        Other items                                29,600           42,500
                  Total                           398,200          380,800
        Less Current maturities                    (5,800)          (8,600)
        Less amounts allocated to
          discontinued operations                 (21,100)         (19,500)
                  Net senior debt                 371,300          352,700

      8-3/4% Senior Subordinated Notes            258,000          258,000
        Total long-term debt                      629,300          610,700

        Total stockholders equity                 658,800          635,500

        Total capitalization                   $1,288,100       $1,246,200

        Long-term debt as a percentage
          of total capitalization                   48.9%            49.0%



7. In May 1995, the Company's Board of Directors adopted a Shareholders Rights Plan under which Preferred Stock Purchase Rights were distributed as a dividend at a rate of one Right for each share of Common Stock held as of the close of business on June 2, 1995. The Rights will expire at the close of business on June 2, 2005.

      Each Right will entitle the holder to buy one one-hundredth of a newly-issued share of Mark IV Industries, Inc. Series A Junior Participating Preferred Stock at an exercise price of $80.00 The Rights will detach from the Common Stock and will initially become exercisable for such shares of Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning, 20 percent or more of the Company's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interest of the Company and its stockholders.

8. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $21,800,000 and $16,300,000 in the three month periods ended May 31, 1995 and 1994, respectively. The Company also made cash income tax payments of approximately $5,400,000 and $4,300,000 in the three month periods ended May 31, 1995 and 1994, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

Net cash provided by earnings was approximately $45,400,000 for the three month period ended May 31, 1995, an increase of approximately $19,400,000 (75%) over the three month period ended May 31, 1994. As of May 31, 1995, the Company had working capital of approximately $418,300,000 an increase of approximately $38,600,000 (10%) from February 28, 1995. The increase in working capital is substantially attributable to the Power and Fluid Transfer segment to support higher business levels and temporary seasonal inventory and accounts receivable increases.

The Company has borrowing availability under its primary credit agreements in excess of $350,000,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $100,000,000 as of May 31, 1995. Long-term debt at May 31, 1995 increased approximately $18,600,000 (3%) from the total amount as of February 28, 1995, primarily as a result of increased borrowings to support the temporarily increased working capital requirements.

Although the Company's long-term debt increased in absolute terms, as a percentage of total capitalization it remained relatively constant at 49% as of May 31, 1995, the same as at February 28, 1995. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.


Results of Operations
- ---------------------

The Company classifies its operations in two business segments: Power and Fluid Transfer and Professional Audio. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions, with an emphasis on expanding the Company's international presence.

The results of operations for the three month period ended May 31, 1995 include the results of operations of Purolator, which was acquired in November 1994.

Net sales for the three month period ended May 31, 1995 increased $154,700,000 (43%) over the comparable period last year. The increase was primarily due to the inclusion of the results of operations of Purolator and several smaller acquisitions for the period ended May 31, 1995, as well as internal sales growth in both the Power and Fluid Transfer and Professional Audio segments. Excluding the acquisitions, sales increased approximately $25,000,000 (7%) in the three month period ended May 31, 1995, with $16,000,000 of the increase in the Power and Fluid Transfer segment and $9,000,000 in the Professional Audio segment. Foreign currency exchange rate movements had a $7,700,000 positive effect on May 31, 1995 sales in comparison to May 31, 1994. Excluding acquisitions and the positive effect of foreign currency movements, the internal growth was $17,300,000 (5%) in the quarter ended May 31, 1995 compared to the quarter ended May 31, 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



The cost of products sold as a percentage of consolidated net sales increased to 67% for the three month period ended May 31, 1995, as compared to 65% for the three month period ended May 31, 1994. The increase in the percentage of costs is primarily the result of the Purolator acquisition, due to its historically lower gross margins.

Selling and Administration costs as a percentage of consolidated net sales were 17.4% for the three month period ended May 31, 1995 as compared to 18.6% for the three month period ended May 31, 1994. The reduced level of costs as a percentage of sales is primarily a result of the inclusion of the Purolator operations which tend to have a lower level of such costs after the elimination of duplicate corporate and other costs. The reduction in the level of costs also indicates the company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $3,200,000 (42%) for the three month period ended May 31, 1995 as compared to the three month period ended May 31, 1994. The increase was primarily attributable to the inclusion of the results of operations of Purolator and several smaller acquisitions. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $4,800,000 (42%) for the three month period ended May 31, 1995 as compared to the three month period ended May 31, 1994. The increase is primarily attributable to the inclusion of the results of operations of Purolator and several smaller acquisitions, as well as depreciation resulting from fixed asset additions made in the second half of fiscal 1995.

Interest expense for the three month period ended May 31, 1995 increased by $2,100,000 (16%) as compared to the three month period ended May 31, 1994. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowings incurred to finance the acquisition of Purolator, net of the effects of the conversion of the Company's 6-1/4% Convertible Subordinated Debentures and the equity offering which occurred in the second half of fiscal 1995. Increases in economic rates on the Company's domestic and foreign debt also contributed to increased interest expense in the current period.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three month periods ended May 31, 1995 and 1994 remained relatively constant at approximately 39%. The benefit of increased domestic income resulting from the acquisition of Purolator were substantially offset by increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's net income for the three month period ended May 31, 1995 increased $7,500,000 (44%) over the comparable period last year.

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


Item 6(a) - Exhibits
- --------------------

      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule


Item 6(b) Reports on Form 8-K
- ------------------------------

      The following report on Form 8-K was filed pertaining to events occurring during the quarter ended May 31, 1995.

      1. A current report on Form 8-K, dated May 24, 1995, was filed to report under Items 5, pertaining to the adoption by the Company's Board of Directors of the Shareholders Rights Plan pursuant to which preferred stock purchase rights were to be issued by the Company to the holders of record of shares of the Company's Common Stock on June 2, 1995.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:   July 13, 1995                     /s/ Sal H. Alfiero
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:  July 13, 1995                      /s/ Clement R. Arrison
                                          Clement R. Arrison
                                          President



DATE:  July 13, 1995                      /s/ William P. Montague
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE:  July 13, 1995                      /s/ John J. Byrne
                                          John J. Byrne
                                          Vice President-Finance


DATE:  July 13, 1995                      /s/ Richard L. Grenolds
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX
- -------------

Description

                                                                      Page No.



      11    Statement Regarding Computation of Per Share Earnings           14

      27    Financial Data Schedule                                         15