Form 10-Q
period 1995-08-31
MARK IV INDUSTRIES INC
filed 1995-10-13
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 1995.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ________.

Commission File Number             1-8862


                          MARK IV INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)
---------------------------------------------------------------------------

         Delaware                                      23-1733979
------------------------------                      -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
--------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at October 9, 1995
---------------------------                 ------------------------------
Common stock $.01 par value                          59,975,232

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
-----------------------------------                            --------
Consolidated Condensed Balance Sheets as of
 August 31, 1995 and February 28, 1995                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended August 31, 1995 and 1994        4

Consolidated Statements of Income and Retained Earnings
 For the Six Month Periods Ended August 31, 1995 and 1994          5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1995 and 1994          6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              11


Part II.  Other Information                                       14


Signature Page                                                    15

Exhibit Index                                                     16

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                                August 31,       February 28,
                                                   1995              1995
     ASSETS                                    (Unaudited)
                                               -----------       -----------
Current Assets:
  Cash                                          $      900        $      800
  Accounts receivable                              392,700           383,700
  Inventories                                      369,300           361,900
  Other current assets                              66,900            58,600
                                                ----------        ----------
    Total current assets                           829,800           805,000

Pension related and other
 non-current assets                                225,200           197,100
Property, plant and equipment, net                 507,100           487,900
Cost in excess of net assets acquired              354,200           356,400

      TOTAL ASSETS                              $1,916,300        $1,846,400
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   68,500        $   67,300
  Accounts payable                                 170,600           174,000
  Compensation related liabilities                  63,700            70,400
  Accrued interest                                  12,700            13,800
  Other current liabilities                         90,000            99,800
                                                ----------        ----------
    Total current liabilities                      405,500           425,300
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      380,300           352,700
  Subordinated debentures                          258,000           258,000
                                                ----------        ----------
    Total long-term debt                           638,300           610,700
                                                ----------        ----------
Other non-current liabilities                      189,100           174,900
                                                ----------        ----------
Stockholders' Equity:
  Common stock                                         600               600
  Additional paid-in capital                       550,700           550,200
  Retained earnings                                135,900            90,800
  Foreign currency translation adjustment           (3,800)           (6,100)
                                                ----------        ----------
    Total stockholders' equity                     683,400           635,500
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,916,300        $1,846,400
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Three Month Periods Ended August 31, 1995 and 1994
                 (Amounts in thousands, except per share data)


                                                     1995            1994
                                                     ----            ----

Net sales                                          $509,500        $357,200
                                                   --------        --------
Operating costs:

  Cost of products sold                             344,600         232,500
  Selling and administration                         83,100          65,500
  Research and development                           10,900           8,000
  Depreciation and amortization                      16,200          11,800
                                                   --------        --------
    Total operating costs                           454,800         317,800
                                                   --------        --------
  Operating income                                   54,700          39,400

Interest expense                                     15,200          12,400
                                                   --------        --------

  Income before provision for taxes                  39,500          27,000

Provision for income taxes                           15,400          10,300
                                                   --------        --------

  Net income                                         24,100          16,700

Retained earnings - beginning of the period         113,600         104,500

Cash dividends of $.03 and $.026 per share           (1,800)         (1,200)
                                                   --------        --------

  Retained earnings - end of the period            $135,900        $120,000
                                                   ========        ========

Net income per share of common stock:

  Primary                                          $    .40        $    .37
                                                   ========        ========
  Fully-diluted                                    $    .40        $    .33
                                                   ========        ========

Weighted average number of shares outstanding:

  Primary                                            60,100          44,900
                                                   ========        ========

  Fully-diluted                                      60,500          53,600
                                                   ========        ========




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1995 and 1994
                 (Amounts in thousands, except per share data)



                                                     1995           1994
                                                     ----           ----


Net sales                                        $1,028,000        $721,000
                                                 ----------        --------

Operating costs:

  Cost of products sold                             690,400         468,600
  Selling and administration                        173,500         133,300
  Research and development                           21,700          15,600
  Depreciation and amortization                      32,400          23,200
                                                 ----------        --------

    Total operating costs                           918,000         640,700
                                                 ----------        --------

  Operating income                                  110,000          80,300

Interest expense                                     30,200          25,300
                                                 ----------        --------
  Income before provision for income taxes           79,800          55,000

Provision for income taxes                           31,100          21,200
                                                 ----------        --------
  Net income                                         48,700          33,800

Retained earnings - beginning of the period          90,800          88,600

Cash dividends of $.06 and $.052 per share           (3,600)         (2,400)
                                                 ----------        --------
  Retained earnings - end of the period          $  135,900        $120,000
                                                 ==========        ========

Net income per share of common stock:

  Primary                                        $      .81        $    .75
                                                 ==========        ========
  Fully-diluted                                  $      .81        $    .67
                                                 ==========        ========

Weighted average number of shares outstanding:

   Primary                                           60,100          44,900
                                                 ==========        ========
   Fully-diluted                                     60,500          53,600
                                                 ==========        ========




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1995 and 1994
                            (Dollars in thousands)




                                                         1995          1994
                                                         ----          ----


Cash flows from operating activities:
  Net income                                            $ 48,700     $ 33,800
  Items not affecting cash:
   Depreciation and amortization                          32,400       23,200
   Pension and compensation related items                 (5,300)      (6,500)
   Deferred income taxes                                  14,200        1,500
      Net cash provided by earnings                       90,000       52,000
  Changes in assets and liabilities, net
     of effects of businesses acquired and
     discontinued:
      Accounts receivable                                   (500)     (20,600)
      Inventories                                        (10,000)       2,000
      Other Assets                                        (8,600)      (5,600)
      Accounts payable                                    (6,800)      11,800
      Other liabilities                                  (22,500)       6,100
       Net cash used in
        operating activities                              41,600       45,700
Cash flows from investing activities:
  Acquisitions and investments                           (25,100)     (12,700)
  Divestitures and asset sales                             1,400         -
  Purchase of plant and equipment, net                   (39,900)     (16,300)
     Net cash used in investing activities               (63,600)     (29,000)
Cash flows from financing activities:
  Credit agreement borrowings, net                        26,100      (15,300)
  Other changes in long-term debt, net                    (1,200)       1,000
  Changes in short-term bank borrowings                    1,100          -
  Common stock transactions                                 (200)         300
  Cash dividends paid                                     (3,600)      (2,400)
      Net cash provided by
       financing activities                               22,200      (16,400)
Effect of exchange rate fluctuations                        (100)        (100)
      Net increase in cash                                   100          200
Cash and cash equivalents:
  Beginning of the year                                      800          500
                                                        --------     --------
  End of the period                                     $    900     $    700
                                                        ========     ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at August 31, 1995, and the results of its operations and its cash flows for the three and six month periods ended August 31, 1995 and 1994. Such results are not necessarily indicative of the results to be expected for the full year.

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

      The acquisition has been accounted for under the purchase method, and the financial position of Purolator is included in the consolidated results of operations for the three and six month periods ended August 31, 1995, and in the consolidated balance sheets of the Company as of August 31, 1995 and February 28, 1995 based upon a preliminary determination and allocation of the purchase price. Such amounts will be finalized upon additional analysis and asset valuation determinations to be made by the Company and various outside appraisal firms during the latter half of fiscal 1996. The final changes are not expected to have a significant impact on the Company's results of operations as reported herein.

      The following table presents the pro forma consolidated condensed results of operations for the Company's three and six month periods ended August 31, 1994 as if the following transactions had occurred at the beginning of the periods: (i) the consummation of the acquisition of Purolator in November 1994 and the borrowings under the 1994 Credit Agreement in connection therewith; and (ii) the consummation of the Equity Offering in December 1994 and the application of the estimated net proceeds therefrom. The pro forma amounts do not purport to be indicative of the results that actually would have been obtained had the transactions identified above actually taken place at the beginning of the periods, nor are they intended to be a projection of future results (dollars in thousands, except per share amounts):
                                          Three Months Ended  Six Months Ended
                                           August 31, 1994    August 31, 1994
                                           -----------------  ---------------

      Net sales                                 $472,400         $951,300
                                                ========         ========
      Income before interest and taxes          $ 49,900         $ 99,200
                                                ========         ========
      Net income                                $ 20,400         $ 40,500
                                                ========         ========
      Net income per share:
        Primary                                 $    .40         $    .79
                                                ========         ========
        Fully-diluted                           $    .36         $    .71
                                                ========         ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




3. Accounts receivable are presented net of allowances for doubtful accounts of $18,200,000 and $18,600,000 at August 31, 1995 and February 28, 1995, respectively.

4.    Inventories consist of the following components (dollars in thousands):

                                                August 31,        February 28,
                                                   1995              1995
                                                ----------        -----------

      Raw materials, parts and sub-assemblies    $103,300          $103,500
      Work-in-process                              66,800            60,200
      Finished goods                              199,200           198,200
                                                 --------          --------
        Inventories                              $369,300          $361,900
                                                 ========          ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1995. The amounts at February 28, 1995 are based upon the audited balance sheet at that date.

5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                August 31,        February 28,
                                                   1995              1995
                                                ----------        -----------

      Land and land improvements                 $ 41,500          $ 41,500
      Buildings                                   151,400           145,300
      Machinery and equipment                     487,100           451,600
                                                 --------          --------
        Total property, plant and equipment       680,000           638,400
      Less accumulated depreciation               172,900           150,500
                                                 --------          --------
        Property, plant and equipment, net       $507,100          $487,900
                                                 ========          ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



6. Long-term debt consists of the following at August 31, 1995 and February 28, 1995 (dollars in thousands):
                                                August 31,      February 28,
                                                   1995             1995
                                                ----------      -----------
      Senior Debt:
        Credit Agreement                       $  325,000       $  300,000
        Multi-Currency Agreement                   39,400           38,300
        Other items                                43,300           42,500
                                               ----------       ----------
                  Total                           407,700          380,800
        Less Current maturities                    (6,700)          (8,600)
        Less amounts allocated to
          discontinued operations                 (20,700)         (19,500)
                                               ----------       ----------
                  Net senior debt                 380,300          352,700

      8-3/4% Senior Subordinated Notes            258,000          258,000
                                               ----------       ----------
        Total long-term debt                      638,300          610,700

        Total stockholders equity                 683,400          635,500
                                               ----------       ----------
        Total capitalization                   $1,321,700       $1,246,200
                                               ==========       ==========
        Long-term debt as a percentage
          of total capitalization                   48.3%            49.0%
                                               ==========       ==========


7. In May 1995, the Company's Board of Directors adopted a Shareholders' Rights Plan under which Preferred Stock Purchase Rights were distributed as a dividend at a rate of one Right for each share of Common Stock held as of the close of business on June 2, 1995. The Rights will expire at the close of business on June 2, 2005.

      Each Right will entitle the holder to buy one one-hundredth of a newly-issued share of Mark IV Industries, Inc. Series A Junior Participating Preferred Stock at an exercise price of $80.00 The Rights will detach from the Common Stock and will initially become exercisable for such shares of Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning, 20 percent or more of the Company's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interest of the Company and its stockholders. If either the acquiring person beneficially owns 20% or more of the Company's Common Stock or the Company is a party to a business combination which is not approved by the Company's Board of Directors, each Right (other than those held by the acquiring person) will entitle the holder to receive, upon exercise, shares of Common Stock of the Company or of the surviving company with a value equal to two times the exercise price of the Right.

8. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $31,800,000 and $24,800,000 in the six month periods ended August 31, 1995 and 1994, respectively. The Company also made cash income tax payments of approximately $19,900,000 and $10,700,000 in the six month periods ended August 31, 1995 and 1994, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Net cash provided by earnings was approximately $90,000,000 for the six month period ended August 31, 1995, an increase of approximately $38,000,000 (73%) over the six month period ended August 31, 1994. As of August 31, 1995, the Company had working capital of approximately $424,300,000 an increase of approximately $44,600,000 (12%) from February 28, 1995. The increase in working capital is substantially attributable to the Power and Fluid Transfer segment to support higher business levels and temporary seasonal inventory and accounts receivable increases.

The Company has borrowing availability under its primary credit agreements in excess of $355,000,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $99,000,000 as of August 31, 1995. Long-term debt at August 31, 1995 increased approximately $27,600,000 (5%) from the total amount as of February 28, 1995, primarily as a result of increased borrowings to support the temporarily increased working capital requirements.

Although the Company's long-term debt increased in absolute terms, as a percentage of total capitalization it decreased slightly to approximately 48% as of August 31, 1995, from 49% at February 28, 1995. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.


Results of Operations
---------------------

The Company classifies its operations in two business segments: Power and Fluid Transfer and Professional Audio. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions, with an emphasis on expanding the Company's international presence.

The results of operations for the three and six month periods ended August 31, 1995 include the results of operations of Purolator, which was acquired in November 1994.

Net sales for the three month period ended August 31, 1995 increased $152,300,000 (43%) over the comparable period last year. The increase was primarily due to the inclusion of the results of operations of Purolator and several smaller acquisitions. Excluding the acquisitions, sales increased approximately $25,900,000 (7%) in the three month period ended August 31, 1995, with $21,500,000 of the increase in the Power and Fluid Transfer segment and $4,400,000 in the Professional Audio segment. Foreign currency exchange rate movements had a $3,200,000 positive effect on sales in the quarter ended August 31, 1995 in comparison to the prior year's quarter. Excluding acquisitions and the positive effect of foreign currency movements, the internal growth was $22,700,000 (6%) in the quarter period ended August 31, 1995 compared to the quarter ended August 31, 1994.

Net sales for the six month period ended August 31, 1995 increased $307,000,000 (43%) over the comparable period last year. The increase was primarily due to the inclusion of the results of operations of Purolator and several smaller acquisitions. Excluding the acquisitions, sales increased approximately $50,900,000 (7%) in the six month period ended August 31, 1995, with $37,600,000 of the increase in the Power and Fluid Transfer segment and $13,300,000 in the Professional Audio segment. Foreign currency exchange rate movements had a $10,900,000 positive effect on sales in the quarter ended August 31, 1995 in comparison to the prior year. Excluding acquisitions and the positive effect of foreign currency movements, the internal growth was $40,000,000 (6%) in the six month period ended August 31, 1995 compared to the six month period ended August 31, 1994.

The cost of products sold as a percentage of consolidated net sales increased to approximately 67% for the three and six month periods ended August 31, 1995, as compared to approximately 65% for the three and six month periods ended August 31, 1994. The increase in the percentage of costs is primarily the result of the Purolator acquisition, due to its historically lower gross margins.

Selling and Administration costs as a percentage of consolidated net sales were 16.3% and 16.9% for the three and six month periods ended August 31, 1995 as compared to approximately 18.4% for the three and six month periods ended August 31, 1994. The reduced level of costs as a percentage of sales is primarily a result of the inclusion of the Purolator operations which tend to have a lower level of such costs after the elimination of duplicate corporate and other costs. The reduction in the level of costs also indicates the company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $2,900,000 (36%) and $6,100,000 (39%) for the three and six month periods ended August 31, 1995 as compared to the three and six month periods ended August 31, 1994. The increase was primarily attributable to the inclusion of the results of operations of Purolator and several smaller acquisitions. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $4,400,000 (37%) and $9,200,000 (40%) for the three and six month periods ended August 31, 1995 as compared to the three and six month periods ended August 31, 1994. The increase is primarily attributable to the inclusion of the results of operations of Purolator and several smaller acquisitions, as well as depreciation resulting from fixed asset additions made in the second half of fiscal 1995.

Interest expense for the three and six month periods ended August 31, 1995 increased by $2,800,000 (23%) and $4,900,000 (19%) as compared to the three and six month periods ended August 31, 1994. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowings incurred to finance the acquisition of Purolator, net of the effects of the conversion of the Company's 6-1/4% Convertible Subordinated Debentures and the equity offering which occurred in the second half of fiscal 1995. Increases in economic rates on the Company's domestic and foreign debt also contributed to increased interest expense in the current periods.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1995 and 1994 remained relatively constant at approximately 39%. The benefits of increased domestic income resulting from the acquisition of Purolator were substantially offset by increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's net income for the three and six month periods ended August 31, 1995 increased $7,400,000 (44%) and $14,900,000 (44%) over the comparable periods last year.




Impact of Inflation
-------------------

Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has had no material impact on income from operations.

Part II.  OTHER INFORMATION
---------------------------
Items 1, 2, 3 and 5 are inapplicable and have been omitted.


Item 4 - Results of Votes of Security Holders
---------------------------------------------
      On July 20, 1995 the Annual Meeting of Stockholders of the Company was held. At this meeting, the stockholders voted on the following matters:

      (1) Gerald S. Lippes and Herbert Roth, Jr. were elected to serve as Class II Directors until the 1998 Annual Meeting. Mr. Lippes was elected with 52,431,340 shares voting for his election; and 1,829,068 shares withholding authority. Mr. Roth was elected with 52,448,538 shares voting for his election; and 1,811,870 shares withholding authority.

            The following is a list of directors whose term of office continued after the meeting:

                        Sal H. Alfiero
                        Clement R. Arrison
                        Gerald S. Lippes
                        Joseph G. Donohoo
                        Herbert Roth, Jr.

      (2) To consider and take action upon the proposed Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus plan effective March 1, 1995.

            The plan was passed with 51,253,483 shares voting for the proposal; 2,678,658 shares voting against the proposal and 328,267 shares abstaining.



Item 6(a) - Exhibits
--------------------
      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule

Item 6(b) Reports on Form 8-K
-----------------------------
      None

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:October 13, 1995                     /s/ Sal H. Alfiero
     ----------------                     ---------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:October 13, 1995                     /s/ Clement R. Arrison
     ----------------                     -----------------------
                                          Clement R. Arrison
                                          President



DATE:October 13, 1995                     /s/ William P. Montague
     ----------------                     ------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE:October 13, 1995                     /s/ John J. Byrne
     ----------------                     ------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE:October 13, 1995                     /s/ Richard L. Grenolds
     ----------------                     ------------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer

EXHIBIT INDEX


Description
-----------
                                                                      Page No.
                                                                      -------

      11    Statement Regarding Computation of Per Share Earnings        17
      27    Financial Data Schedule                                      19