Form 10-Q
period 1995-11-30
MARK IV INDUSTRIES INC
filed 1996-01-12
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1995.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

Commission File Number             1-8862
___________________________________________________________________________

                          MARK IV INDUSTRIES, INC.
___________________________________________________________________________
         (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
___________________________________________________________________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
__________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
__________________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ___       ___

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at January 9, 1996
   _____                                    ______________________________

Common stock $.01 par value                          59,979,072

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
______________________________                                 ________

Consolidated Condensed Balance Sheets as of
 November 30, 1995 and February 28, 1995                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended November 30, 1995 and 1994        4

Consolidated Statements of Income and Retained Earnings
 For the Nine Month Periods Ended November 30, 1995 and 1994         5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1995 and 1994         6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                11


Part II.  Other Information                                         14


Signature Page                                                      15

Exhibit Index                                                       16

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                               November 30,      February 28,
                                                   1995              1995
                                               ____________      ___________
     ASSETS                                     (Unaudited)
Current Assets:
  Cash                                          $      900        $      800
  Accounts receivable                              405,700           383,700
  Inventories                                      373,900           361,900
  Other current assets                              79,500            58,600
                                                __________        __________
    Total current assets                           860,000           805,000

Pension related and other
 non-current assets                                229,700           197,100
Property, plant and equipment, net                 519,200           487,900
Cost in excess of net assets acquired              352,100           356,400
                                                __________        __________

      TOTAL ASSETS                              $1,961,000        $1,846,400
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   83,600        $   67,300
  Accounts payable                                 173,000           174,000
  Compensation related liabilities                  71,600            70,400
  Accrued interest                                   7,600            13,800
  Other current liabilities                         91,200            99,800
                                                __________        __________

    Total current liabilities                      427,000           425,300
                                                ----------        ----------

Long-Term Debt:
  Senior debt                                      372,500           352,700
  Subordinated debentures                          258,000           258,000
                                                ----------        ----------
    Total long-term debt                           630,500           610,700
                                                ----------        ----------
Other non-current liabilities                      197,200           174,900
                                                ----------        ----------

Stockholders' Equity:
  Common stock                                         600               600
  Additional paid-in capital                       551,000           550,200
  Retained earnings                                157,100            90,800
  Foreign currency translation adjustment           (2,400)           (6,100)
                                                ----------        ----------
    Total stockholders' equity                     706,300           635,500
                                                ----------        ----------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,961,000        $1,846,400
                                                ==========        ==========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended November 30, 1995 and 1994
                 (Amounts in thousands, except per share data)


                                                1995                 1994
                                              --------             -------

Net sales                                     $525,500             $397,300
                                              --------             --------

Operating costs:

  Cost of products sold                        358,800              261,700
  Selling and administration                    83,500               71,700
  Research and development                      13,300                8,800
  Depreciation and amortization                 16,900               14,800
                                               -------              -------
    Total operating costs                      472,500              357,000
                                               -------              -------
  Operating income                              53,000               40,300
Interest expense                                15,300               13,700
                                               -------              -------
  Income before provision for taxes             37,700               26,600

Provision for income taxes                      14,700               10,100
                                               -------              -------
  Income before extraordinary items             23,000               16,500

Extraordinary items, net of tax                   -                  (1,100)
                                               -------              -------
  Net Income                                    23,000               15,400

Retained earnings - beginning of the period    135,900              120,000

Cash dividends of $.03 and $.026 per share      (1,800)              (1,300)
                                              --------             --------
  Retained earnings - end of the period       $157,100             $134,100
                                              ========             ========

Net income per share of common stock:

  Primary:
      Income before extraordinary items       $    .38             $    .34
      Extraordinary items                         -                    (.02)
                                              --------             --------
      Net Income                              $    .38             $    .32
                                              ========             ========

  Fully Diluted:
      Income before extraordinary items       $    .38             $    .32
      Extraordinary items                         -                    (.02)
                                              --------             --------
      Net Income                              $    .38             $    .30
                                              ========             ========

Weighted average number of shares outstanding:

  Primary                                       60,000               48,300
                                              ========             ========
  Fully-diluted                                 60,500               53,600
                                              ========             ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1995 and 1994
                 (Amounts in thousands, except per share data)


                                                     1995           1994
                                                 ----------     ----------

Net sales                                        $1,553,500     $1,118,300
                                                -----------     ----------
Operating costs:
  Cost of products sold                           1,049,200        730,200
  Selling and administration                        257,000        205,000
  Research and development                           35,000         24,500
  Depreciation and amortization                      49,300         38,000
                                                -----------     ----------
    Total operating costs                         1,390,500        997,700
                                                -----------     ----------
  Operating income                                  163,000        120,600
Interest expense                                     45,500         39,000
                                                -----------     ----------
  Income before provision for income taxes          117,500         81,600
Provision for income taxes                           45,800         31 300
                                                -----------     ----------
  Income before extraordinary items                  71,700         50,300

Extraordinary items, net of tax                        -            (1,100)
                                                -----------     ----------

  Net income                                         71,700         49,200

Retained earnings - beginning of the period          90,800         88,600
Cash dividends of $.09 and $.079 per share           (5,400)        (3,700)
                                                -----------     ----------
  Retained earnings - end of the period            $157,100       $134,100
                                                ===========     ==========
Net income per share of common stock:
  Primary:
   Income before extraordinary items               $   1.19       $   1.09
   Extraordinary items                                 -              (.02)
                                                -----------     ----------
     Net income                                    $   1.19       $   1.07
                                                ===========     ==========

  Fully-diluted:
   Income before extraordinary items               $   1.19       $    .99
   Extraordinary items                                 -              (.02)
                                                 ----------     ----------
     Net income                                    $   1.19       $    .97
                                                 ==========     ==========

Weighted average number of shares outstanding:
   Primary                                           60,100         46,000
                                                 ==========     ==========
   Fully-diluted                                     60,500         53,600
                                                 ==========     ==========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1995 and 1994
                            (Dollars in thousands)



                                                         1995          1994
                                                         ----          ----


Cash flows from operating activities:
  Income before extraordinary items                     $ 71,700     $ 50,300
  Items not affecting cash:
   Depreciation and amortization                          49,300       38,000
   Pension and compensation related items                 (7,800)     (10,600)
   Deferred income taxes                                  21,800        4,900
                                                        --------     --------
      Net cash provided by earnings                      135,000       82,600
  Changes in assets and liabilities, net
   of effects of businesses acquired and
   discontinued:
    Accounts receivable                                  (13,500)        (300)
    Inventories                                          (14,600)     (13,800)
    Other assets                                         (21,200)     (10,400)
    Accounts payable                                      (4,400)      11,200
    Other liabilities                                    (18,300)      13,600
                                                       ---------     --------
      Net cash provided from
       operating activities                               63,000       82,900
                                                       ---------      -------
Cash flows from investing activities:
  Acquisitions                                           (26,100)    (299,100)
  Divestitures and asset sales                             1,400        5,300
  Purchase of plant and equipment, net                   (66,000)     (28,000)
                                                       ---------     --------
     Net cash used in investing activities               (90,700)    (321,800)
                                                       ---------     --------
Cash flows from financing activities:
  Credit agreement borrowings, net                        11,700      241,200
  Other changes in long-term debt, net                     5,200          600
  Changes in short-term bank borrowings                   16,400          700
  Common stock transactions                                 (200)         300
  Cash dividends paid                                     (5,400)      (3,500)
                                                       ---------     --------
      Net cash provided by
       financing activities                               27,700      239,300
                                                       ---------     --------
Effect of exchange rate fluctuations                         100         (100)
                                                       ---------     --------
      Net increase in cash                                   100          300
Cash and cash equivalents:
  Beginning of the year                                      800          500
                                                        --------     --------
  End of the period                                     $    900     $    800
                                                        ========     ========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at November 30, 1995, and the results of its operations and its cash flows for the three and nine month periods ended November 30, 1995 and 1994. Such results are not necessarily indicative of the results to be expected for the full year.

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

      The acquisition has been accounted for under the purchase method, and the financial position of Purolator is included in the consolidated results of operations for the three and nine month periods ended November 30, 1995, and in the consolidated balance sheets of the Company as of November 30, 1995 and February 28, 1995 based upon a preliminary determination and allocation of the purchase price. Such amounts will be finalized upon additional analysis and asset valuation determinations to be made by the Company and various outside appraisal firms during the last quarter of fiscal 1996. The final changes are not expected to have a significant impact on the Company's results of operations as reported herein.

      The following table presents the pro forma consolidated condensed results of operations for the Company's three and nine month periods ended November 30, 1994 as if the following transactions had occurred at the beginning of the periods: (i) the consummation of the acquisition of Purolator in November 1994 and the borrowings under the 1994 Credit Agreement in connection therewith; and (ii) the consummation of the Equity Offering in December 1994 and the application of the estimated net proceeds therefrom. The pro forma amounts do not purport to be indicative of the results that actually would have been obtained had the transactions identified above actually taken place at the beginning of the periods, nor are they intended to be a projection of future results (dollars in thousands, except per share amounts):
                                         Three Months Ended  Nine Months Ended
                                          November 30, 1994  November 30, 1994
                                         ------------------  ----------------
      Net sales                                 $477,000         $1,428,300
                                                ========         ==========
      Income before interest and taxes          $ 47,500         $  146,700
                                                ========         ==========
      Income before extraordinary items         $ 20,000         $   60,500
                                                ========         ==========
      Income per share before
       extraordinary items:
        Primary                                 $    .37         $     1.15
                                                ========         ==========
        Fully-diluted                           $    .34         $     1.06
                                                ========         ==========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



3. Accounts receivable are presented net of allowances for doubtful accounts of $18,900,000 and $18,600,000 at November 30, 1995 and
      February 28, 1995, respectively.

4.    Inventories consist of the following components (dollars in thousands):

                                                November 30,     February 28,
                                                   1995              1995
                                               -------------    -------------

      Raw materials, parts and sub-assemblies    $104,300          $103,500
      Work-in-process                              65,900            60,200
      Finished goods                              203,700           198,200
                                                 --------          --------
        Inventories                              $373,900          $361,900
                                                 ========          ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1995. The amounts at February 28, 1995 are based upon the audited balance sheet at that date.

5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                               November 30,      February 28,
                                                   1995              1995
                                               -----------       ------------

      Land and land improvements                 $ 41,500          $ 41,500
      Buildings                                   153,400           145,300
      Machinery and equipment                     513,400           451,600
                                                 --------          --------
        Total property, plant and equipment       708,300           638,400
      Less accumulated depreciation               189,100           150,500
                                                 --------          --------
        Property, plant and equipment, net       $519,200          $487,900
                                                 ========          ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



6. Long-term debt consists of the following at November 30, 1995 and February 28, 1995 (dollars in thousands):
                                              November 30,      February 28,
                                                   1995             1995
                                              ------------      ------------

      Senior Debt:
        Credit Agreement                       $  310,000       $  300,000
        Multi-Currency Agreement                   40,000           38,300
        Other items                                49,600           42,500
                                               ----------       ----------
                  Total                           399,600          380,800
        Less Current maturities                    (6,500)          (8,600)
        Less amounts allocated to
          discontinued operations                 (20,600)         (19,500)
                                               ----------       ----------
                  Net senior debt                 372,500          352,700

      8-3/4% Senior Subordinated Notes            258,000          258,000
                                               ----------       ----------
        Total long-term debt                      630,500          610,700

        Total stockholders' equity                706,300          635,500
                                               ----------       ----------
        Total capitalization                   $1,336,800       $1,246,200
                                               ==========       ==========
        Long-term debt as a percentage
          of total capitalization                   47.2%            49.0%
                                               ==========        =========



7. In May 1995, the Company's Board of Directors adopted a Shareholders' Rights Plan under which Preferred Stock Purchase Rights were distributed as a dividend at a rate of one Right for each share of Common Stock held as of the close of business on June 2, 1995. The Rights will expire at the close of business on June 2, 2005.

      Each Right entitles the holder to buy one one-hundredth of a newly-issued share of Mark IV Industries, Inc. Series A Junior Participating Preferred Stock at an exercise price of $80. The Rights will detach from the Common Stock and will initially become exercisable for such shares of Preferred Stock if a person or group acquires beneficial ownership of, or commences a tender or exchange offer which would result in such person or group beneficially owning, 20 percent or more of the Company's Common Stock, except through a tender or exchange offer for all shares which the Board determines to be fair and otherwise in the best interest of the Company and its stockholders. If either the acquiring person beneficially owns 20% or more of the Company's Common Stock or the Company is a party to a business combination which is not approved by the Company's Board of Directors, each Right (other than those held by the acquiring person) will entitle the holder to receive, upon exercise, shares of Common Stock of the Company or of the surviving company with a value equal to two times the exercise price of the Right.

8. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $51,600,000 and $45,600,000 in the nine month periods ended November 30, 1995 and 1994, respectively. The Company also made cash income tax payments of approximately $26,200,000 and $15,100,000 in the nine month periods ended November 30, 1995 and 1994, respectively.


9. On December 5, 1995, the Company acquired the assets of FitzSimons Manufacturing Company (FMC) for a cash purchase price of $23,700,000. FMC is a manufacturer of fuel system components for the North American automotive and truck industries, with annual sales of approximately $60,000,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Net cash provided by earnings was approximately $135,000,000 for the nine month period ended November 30, 1995, an increase of approximately $52,400,000 (63%) over the nine month period ended November 30, 1994. As of November 30, 1995, the Company had working capital of approximately $433,000,000 an increase of approximately $53,300,000 (14%) from February 28, 1995. The increase in working capital is substantially attributable to the Power and Fluid Transfer segment to support higher business levels and temporary seasonal inventory and accounts receivable increases.

The Company has borrowing availability under its primary credit agreements in excess of $352,500,000 and additional availability under its various domestic and foreign demand lines of credit of approximately $124,800,000 as of November 30, 1995. Long-term debt at November 30, 1995 increased approximately $19,800,000 (3%) from the total amount as of February 28, 1995, primarily as a result of increased borrowings required to support the temporarily increased working capital requirements referred to above.

Although the Company's long-term debt increased in absolute terms, as a percentage of total capitalization it decreased slightly to approximately 47% as of November 30, 1995, from 49% at February 28, 1995. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations and reduced working capital requirements. Management believes that cash generated from operations should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.

On October 30, 1995, the Company announced it is exploring the possibility of selling its infrastructure business to potential strategic buyers. This business, also known as the Transportation Products Group (TPG), has annual revenue of approximately $225 million, and is a part of the Company's Power and Fluid Transfer business segment. The Company has retained Bear, Stearns & Co. Inc. to represent it in pursuing the possible sale of TPG. The sale of TPG would allow Mark IV to become more focused in the worldwide Industrial, Automotive Aftermarket and Automotive OEM markets of its Power and Fluid Transfer business. Proceeds from a sale of TPG may be used to pay down debt, fund future acquisitions in core business areas, or to repurchase the Company's Common Stock.

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

The results of operations for the three and nine month periods ended November 30, 1995 include the results of operations of Purolator. The results of operations for the three and nine month periods ended November 30, 1994 include the results of operations of Purolator from its November 4, 1994 acquisition date.

Net sales for the three month period ended November 30, 1995 increased $128,200,000 (32%) over the comparable period last year. The increase was primarily due to the inclusion of the results of operations of Purolator for the full period and several smaller acquisitions. Excluding the acquisitions, sales in the Power and Fluid Transfer segment increased approximately $47,500,000 (13%) in the three month period ended November 30, 1995, while sales in the Professional Audio segment remained comparable to the prior year's quarter. Foreign currency exchange rate movements had a nominal effect on sales in the quarter ended November 30, 1995 in comparison to the prior year's quarter.

Net sales for the nine month period ended November 30, 1995 increased $435,200,000 (39%) over the comparable period last year. The increase was primarily due to the inclusion of the results of operations of Purolator for the full period and several smaller acquisitions. Excluding the acquisitions, sales increased approximately $97,400,000 (9%) in the nine month period ended November 30, 1995, with $85,000,000 of the increase in the Power and Fluid Transfer segment and $12,400,000 in the Professional Audio segment. Foreign currency exchange rate movements had a $12,900,000 positive effect on sales in the nine months ended November 30, 1995 in comparison to the prior year. Excluding acquisitions and the positive effect of foreign currency movements, the internal growth was $84,500,000 (8%) in the nine month period ended November 30, 1995 compared to the nine month period ended November 30, 1994.

The cost of products sold as a percentage of consolidated net sales increased to approximately 68% for the three and nine month periods ended November 30, 1995, as compared to approximately 65% for the three and nine month periods ended November 30, 1994. The increase in the percentage of costs is primarily the result of the Purolator acquisition, due to its historically lower gross margins.

Selling and administration costs as a percentage of net sales were 16% for the three and nine month periods ended November 30, 1995 as compared to approximately 18% for the three and nine month periods ended November 30, 1994. The reduced level of costs as a percentage of sales is primarily a result of the inclusion of the Purolator operations for the full periods which tend to have a lower level of such costs after the elimination of duplicate corporate and other costs. The reduction in the level of costs also indicates the Company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $4,500,000 (51%) and $10,500,000 (43%) for the three and nine month periods ended November 30, 1995 as compared to the three and nine month periods ended November 30, 1994. The increase was primarily attributable to the inclusion of the results of operations of Purolator. As a percentage of net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $2,100,000 (14%) and $11,300,000 (30%) for the three and nine month periods ended November 30, 1995 as compared to the three and nine month periods ended November 30, 1994. The increase is primarily attributable to the inclusion of the results of operations of Purolator for the full period and several smaller acquisitions, as well as depreciation resulting from fixed asset additions made in the first half of fiscal 1996.

Interest expense for the three and nine month periods ended November 30, 1995 increased by $1,600,000 (12%) and $6,500,000 (17%) as compared to the three and nine month periods ended November 30, 1994. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowings incurred to finance the acquisition of Purolator, net of the effects of the conversion of the Company's 6-1/4% Convertible Subordinated Debentures and the equity offering which occurred in the second half of fiscal 1995. Increases in economic rates on the Company's domestic and foreign debt also contributed to increased interest expense in the current periods.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1995 increased to approximately 39% as compared to 38% for the three and nine month periods ended November 30, 1994. The slightly higher effective tax rate is primarily the result of relatively increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of the replacement of the Company's 1993 Credit Facility with the 1994 Credit Agreement, the Company recognized a $1,100,000 extraordinary loss, net of related tax benefits, for the three and nine month periods ended November 30, 1994, related to the write-off of the unamortized balance of deferred charges associated with the 1993 Credit Facility.

As a result of all of the above, the Company's net income for the three and nine month periods ended November 30, 1995 increased $7,600,000 (49%) and $22,500,000 (46%) over the comparable periods last year.




Impact of Inflation
-------------------

Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has had no material impact on income from operations.

Part II.  OTHER INFORMATION
---------------------------
Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.



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


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:January 12, 1996                     /s/ Sal H. Alfiero
     ----------------                     -----------------------
                                           Sal H. Alfiero
                                          Chairman of the Board



DATE:January 12, 1996                     /s/ Clement R. Arrison
     ----------------                     ------------------------
                                          Clement R. Arrison
                                          President



DATE:January 12, 1996                     /s/ William P. Montague
     ----------------                     -------------------------
                                          William P. Montague
                                          Executive Vice President
                                           and Chief Financial Officer


DATE:January 12, 1996                     /s/ John J. Byrne
     ----------------                     -------------------------
                                          John J. Byrne
                                          Vice President-Finance


DATE:January 12, 1996                     /s/ Richard L. Grenolds
     ----------------                     -------------------------
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