Form 10-K
period 1996-02-29
MARK IV INDUSTRIES INC
filed 1996-05-17
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 29, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to ____________________

Commission File No. 1-8862

                     MARK IV INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                 23-1733979
(State or other jurisdiction of       (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972

     Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange on
            Title of Class                                which registered
         Common Stock, $.01 par value                  New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 14, 1996 on the New York Stock Exchange was $1,136,595,840.

      As of May 14, 1996, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 63,043,877 shares.

                      Documents Incorporated By Reference

      Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference into Part III.

                            MARK IV INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                 Page
                                                                       ----

Item 1:     Business                                                       3
Item 2:     Properties                                                    11
Item 3:     Legal Proceedings                                             12
Item 4:     Submission of Matters to a Vote
             of Security Holders                                          12


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters                              12
Item 6:     Selected Financial Data                                       13
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                14
Item 8:     Financial Statements and Supplementary
             Data                                                         20
Item 9:     Disagreement on Accounting and Financial
             Disclosure                                                   41


PART III

Item 10:    Directors and Executive Officers of the
             Registrant                                                   41
Item 11:    Executive Compensation                                        41
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management                                        41
Item 13:    Certain Relationships and Related
             Transactions                                                 41


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                          42
            Signatures                                                    49
            Exhibit Index                                                 50

                                     PART I

ITEM 1.  BUSINESS


General

      Mark IV Industries, Inc. ("Mark IV" or "the company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve primarily automotive and industrial markets. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are sold primarily directly, but also through independent distributors, to other manufacturers and commercial users int he United States and Europe and, to a lesser extent, in Canada, Latin America and the Far East. Mark IV operates 79 manufacturing facilities and 56 distribution and sales locations and employs approximately 18,200 people in 19 countries.

      During fiscal 1996, the Company reorganized what had been classified as its primary business segment, Power and Fluid Transfer, into separately managed and market-focused businesses. As a result, in connection with the preparation of its financial statements for its fiscal year ended February 29, 1996, the Company determined to reclassify the operations included in that segment into two segments--Mark IV Automotive and Mark IV Industrial, with its former Professional Audio Segment being included in the Industrial segment. Mark IV's business strategy is focused on building, its worldwide, automotive and industrial business segments through internal growth, continuation of cost control and quality improvement programs, and selective strategic domestic and foreign acquisitions. The Company's operating strategy emphasizes management for continuous improvement, establishing cooperative programs with customers to engineer, design and develop higher value added systems in addition to individual products, and the introduction of new, more cost effective and durable products.

      In furtherance of these strategies, over its last five fiscal years Mark IV has: (i) emphasized continuous product development, with a significant amount of its current sales arising from the introduction of new products or products which have been redesigned; (ii) substantially increased its industrial hose and couplings production capacity and strengthened its position in the hose and couplings products market through its recent acquisition of Imperial Eastman; (iii) considerably enhanced its ability to provide a broader range of products to its existing customers through its November 1994 acquisition of Purolator, a leading manufacturer of automotive and industrial filtration products and systems; (iv) significantly expanded its presence in Western Europe through its June 1993 acquisition of PTI, a leading Italian-based manufacturer of power transmission products; and (v) established distribution centers to serve markets in Central and South America and the Pacific Rim, and acquired manufacturing and distribution facilities in Mexico. Mark IV believes that, having established an efficient global manufacturing and distribution network, it is well positioned to benefit from its leading domestic market position and its increased presence in European and other foreign markets.

Recent Acquisitions

      As part of the Company's strategic growth plans, in November 1994 Mark IV acquired Purolator, which is a leading manufacturer of filtration products, including automotive oil, air and fuel filters; residential and commercial heating, ventilating and air-conditioning ("HVAC") filters; high-technology liquid filtration products; and specialized industrial filters and filtration systems. The total cost of the acquisition was $286.3 million. Purolator's filtration business complements the Company's fluid transfer products since many of Purolator's products serve customers in the same markets as the Company's other power and fluid transfer products, such as certain industrial markets, the automotive aftermarket and to a lesser extent, the automotive OEM market. In addition, filters are generally an integral part of most power and fluid transfer systems produced by the Company. In particular, the acquisition of Purolator strengthens Mark IV's presence in the automotive aftermarket since more than 60% of Purolator's annual sales have been made to customers in this market. Mark IV also believes that its extensive sales and distribution network are providing opportunities for increased sales of Purolator's products.

      In furtherance of Mark IV's strategy of focusing on building its Industrial segment, on March 5, 1996 Mark IV acquired Imperial Eastman for a purchase price of approximately $78 million. Imperial Eastman manufactures industrial hose and couplings products complementary to existing Mark IV products, and has annual sales of approximately $135 million.

Recent Developments

      As part of the Company's strategy to become more focused within its Industrial segment, Mark IV is exploring the possibility of selling its non-core businesses. In October 1995, the Company announced the possible sale of its Transportation Products businesses which have aggregate annual sales of approximately $225 million. In January 1996, the Company announced that it is also exploring the possible sale of its Professional Audio business which has annual sales of approximately $200 million. The potential sales remain in their preliminary stages and, therefore, there can be no assurance that any such sales will occur. It the Company were to consummate all or a portion of such sales, the net proceeds thereof would be used to reduce Senior Indebtedness, to fund future acquisitions in core business areas, and/or, depending on market prices and other relevant considerations, to repurchase outstanding shares of the Company's Common Stock.

Segment Information

      As discussed above, in connection with the preparation of its financial statements for its fiscal year ended February 29, 1996, the Company has reclassified the operations included in its former Power and Fluid Transfer segment and its former Professional Audio segment into the following two business segments:

      (i) Automotive, which includes the design, manufacture and distribution of fuel, power transmission, and fluid handling systems and components, and filters and filtration systems for the global automotive aftermarket and OEM market; and

      (ii) Industrial, which includes the design, manufacture and distribution of power transmission, fluid handling, and filtration components and systems for industrial OEM and industrial distribution markets worldwide. The Industrial segment also includes the Company's Transportation Products and Professional Audio business units.

      A more detailed discussion concerning the Company's two reclassified business segments follows. Financial information regarding such business segments is presented in Note 14 to the Company's audited consolidated financial statements included elsewhere herein.



MARK IV AUTOMOTIVE


Overview

      During the latter part of fiscal 1996, the Company's worldwide automotive OEM and aftermarket operations were combined to form Mark IV Automotive as a global manufacturer of automotive systems and components primarily operating under the trade names of Dayco and Purolator. Mark IV Automotive's sales accounted for about 48%, or $1.0 billion, of the Company's total consolidated net sales in fiscal 1996, with approximately 38% of such sales to customers outside of the U.S.

      Mark IV Automotive develops, manufactures and markets systems and components primarily in the fuel, power transmission, fluid handling and filtration technology areas. In the design, manufacture and distribution of its products, Mark IV Automotive places particular emphasis on the use of complete systems or subsystems to meet the needs of its global customers. In addition, products are designed to improve or enhance automotive safety, passenger comfort and/or the environment.

      Mark IV Automotive's fuel products include all systems and components required for the safe transport of fuel from the gas tank inlet into a vehicle's gas tank, and then from the tank into the engine. Products vary from complete fuel systems to individual components, including tubes, hose, couplings, fuel filler and other assemblies, fittings, valves, canisters and filters. Power transmission products, of which Mark IV Automotive is a leading manufacturer, include accessory drive and camshaft drive systems, consisting of components such as belts, pulleys, idlers and tensioners, for the global automotive market. Fluid handling products consist of hose and hose assemblies for power steering, air conditioning, oil cooler, and other high-pressure applications; as well as radiator hose, heater hose and other related hose, couplings and assemblies. Automotive filtration products, of which Mark IV Automotive is a leading manufacturer, include a complete line of filters and filter housing for automotive, light truck and heavy duty applications.

AUTOMOTIVE OEM

      Mark IV Automotive designs and manufactures systems and components for most vehicle producers in the world, including OEMs in North America, Europe and Asia. The segment's Automotive OEM business accounted for approximately 21% of the Company's consolidated net sales in fiscal 1996.

      The Company's wholly-owned subsidiary, Dayco Products, Inc. ("Dayco"), designs, develops and manufactures automotive accessory drive, camshaft drive, fuel, air conditioning, and power steering systems for the global automotive OEM market, as well as radiator, heater, fuel, engine and transmission oil cooler assemblies. These systems and assemblies consist of various hose, belts, filters, tensioners, brackets, pulleys, canisters and sprockets. Dayco has development programs with respect to various automotive systems with the Detroit "Big Three", U.S. foreign-based OEMs, and most of the major European automotive manufacturers. An emphasis on systems development as a hose and assembly producer has helped Dayco gain market share in the power steering hose assembly market. In addition, Dayco continues to benefit from the increasing demand in Europe for automobiles equipped with power steering and air conditioning. Almost 50% of vehicles produced in Europe today include both air conditioning and power steering, while in the U.S., over 95% of all new vehicles are comparably equipped. The Company believes that the number of cars manufactured in Europe which feature these products is growing at a faster rate than the overall market, representing a continuing growth opportunity for Mark IV Automotive. Moreover, the Company believes that the increase in the number of motor vehicles in operation in Asia and the high-temperature climate in populous portions of Asia should create a strong demand for Dayco's air conditioning hose assemblies.

      The acquisition of Purolator has provided increased market opportunities with the Company's multi-national OEM customers. Purolator's products are being incorporated into Dayco's systems, and the distribution of Purolator's products are expected to be enhanced by Dayco's global OEM programs. Purolator's equity interest in Purolator India Limited expands the Company's manufacturing capabilities and OEM markets in Southeast Asia, while Purolator's 50% ownership in Purodenso Corp., a joint venture with Nippondenso of Japan, provides access to the OEM transplant market in the U.S. During fiscal 1995 and 1996, the Company continued to expand its international manufacturing base through acquisitions in Mexico and Sweden and the establishment of manufacturing operations in Argentina where the construction of a new manufacturing facility is planned for fiscal 1998.

AUTOMOTIVE AFTERMARKET

      Mark IV Automotive products in the automotive aftermarket include a vast array of automotive belts, hose, filters and accessories sold to automotive warehouse distributors, oil companies, quick lubes, original equipment service centers, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors. The automotive aftermarket accounted for approximately 27% of the Company's consolidated net sales in fiscal 1996.

      The Company's automotive aftermarket business is divided between the "traditional" and "maintenance" markets. The traditional market, which accounts for about one third of the aftermarket business, includes standard "wear-and-tear" replacement and repair products, such as belts and hose. The balance of aftermarket sales are to the maintenance market, which includes regularly scheduled maintenance or upkeep products, such as filters.

      Automotive aftermarket products include V-ribbed belts, V-belts, and timing belts; radiator, automotive service, fuel line and heater hose and assemblies; as well as fan clutches, transmission oil, coolers, fan blades, electric fans, couplings and pulleys. With the addition of Purolator, product offerings were expanded to include a complete line of automotive oil, air and fuel filters for virtually all automobiles and light duty trucks currently operated in North America, including those manufactured by North American, Japanese and European OEMs. The Company believes that the combined Dayco/Purolator distribution system and complementary customer base provide opportunities for revenue growth, margin improvement and increased market penetration.


MARK IV INDUSTRIAL


Overview

      Mark IV Industrial combines the industrial operations of Dayco, Purolator and Imperial Eastman and offers to specifically targeted industrial markets around the world engineered systems and components primarily in the fluid power, power transmission, fluid transfer and filtration technology areas. Mark IV Industrial also encompasses the Company's Transportation Products and Professional Audio business units. Mark IV Industrial accounted for approximately 52%, or $1.1 billion, of the Company's total consolidated net sales in fiscal 1996, with approximately 33% of such sales to customers outside of the U.S.

Industrial Systems and Components

      Many of Mark IV's Industrial products are sold directly to industrial OEMs for use in agricultural, marine, manufacturing, office, mining, environmental, fuel dispensing and fuel flow equipment applications, as well as in products such as snowmobiles, washing machines, golf carts, vacuum cleaners, outboard motors, lawn mowers. The balance of sales of these products are to distributors of industrial replacement belts and filters, industrial and hydraulic hose and couplings, and lawn and garden product distributors and retailers, such as hardware chains, home centers and mass merchandisers, in addition to government agencies and contractors. Net sales in these markets accounted for approximately 33% of the Company's consolidated net sales in fiscal 1996.

      Mark IV Industrial's fluid power products include high-pressure hydraulic and pneumatic hose, couplings and assemblies to a variety of industrial customers, primarily through its Dayco and Imperial Eastman operations. Recent products include a series of agricultural hose operational at up to 3,000 pounds per square inch, designed for use on agricultural equipment; a high-pressure, spiral wire hose for use on large, off-road construction and agricultural equipment, such as earth movers and combines; a line of flexible, general purpose wire braid hose and hose assemblies for use in chemical refineries and in other high pressure applications; and a wire braid hose capable of handling a multitude of fluids for a variety of applications.

     Mark IV Industrial, through its Dayco operation, also designs and manufactures belts and drive systems for industrial power transmission applications. The Company's belts and drive systems can be found in a diverse range of industrial applications, including for use in heavy-duty farm equipment, rock crushers, lathes, snowmobiles, cooling towers, air handling and petroleum pumping units, underground mines, lawn mowers and other grounds care equipment, and, recently, in products ranging from exercise treadmills to industrial dough mixers and large appliances, such as washers and dryers.

      Mark IV Industrial's fluid transfer products provide customers with hose and couplings for transferring liquids, ranging from corrosive chemicals to water, air and other gaseous materials, and solid matter as diverse as flour and concrete. These products can be found in agricultural applications, refineries and service stations, underground mines, sandblasting jobs, welding processes, chemical transference applications, transportation equipment, vacuum cleaners, steel mills and in garden and air hose applications.

      Through Purolator, Mark IV Industrial offers specialized industrial fluid filters for the aeropower, fluid processing and general industrial markets, as well as for government and military applications. Purolator's other products include heating and air-conditioning filters for residential, commercial and industrial uses and, through the operations of Purolator's subsidiary, Facet International, Inc. ("Facet"), high performance filtration and separation products and systems for commercial and military aviation
applications.   Facet's products are sold to oil companies, airlines and
defense ministries. Facet also produces bilge separators for the commercial and military marine markets, as well as environmental protection filters that separate oil from water.



Other

      Transportation Products. Mark IV designs and manufactures products and systems serving two principal components of the Transportation Products market. Mark IV produces information displays, door systems, interior hardware and other systems for mass transit buses and railcars. In addition, the Company produces electronic vehicle identification products for the electronic toll and traffic management markets, as well as information signs and traffic signals and controllers. These products, which are manufactured and sold in North America and throughout Europe, accounted for approximately 10% of the Company's total consolidated net sales in fiscal 1996.

      The Company announced in October 1995 that it is exploring the possibility of selling the Transportation Products business unit. The sale of the unit, which is at a preliminary stage, is being pursued in connection with the Company's long-term strategy of focusing on the worldwide industrial and automotive aftermarket and OEM markets.

    Professional Audio. The Professional Audio business units accounted for approximately 9% of the Company's consolidated net sales in fiscal 1996. This group of companies, known in the marketplace as Mark IV Audio, provides a comprehensive range of high quality, high performance audio products to the professional audio market, including recording studio equipment, systems for live performance, and permanently installed engineered sound systems.
Products include microphones, mixing consoles, signal processors, amplifiers and loudspeakers, and accessory items for use in a wide variety of applications.

      The Company announced in January 1996 that it is exploring the possibility of selling its Professional Audio businesses. The proposed sale of these businesses, which is also at a preliminary stage, is being pursued in connection with the Company's long-term strategy of focusing on the worldwide industrial and automotive aftermarket and OEM markets.


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


Backlog

      The company does not believe that the backlog of orders for any of its products is material to the company as a whole. However, backlogs are a significant factor in the Transportation Products market of the Industrial segment.


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

Research and Development

      The company is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures are expensed as incurred, and amounted to $48,400,000; $34,800,000; and $30,700,000 in the company's operations in fiscal 1996, 1995 and 1994, respectively.

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

      Other than as described above with respect to radioactive components, the company is not subject to any particular environmental laws or regulations which are not generally applicable to all manufacturing companies. The company believes that it is in material compliance with all applicable environmental laws and regulations. Mark IV does not anticipate having to incur material capital expenditures for environmental compliance in fiscal 1997 or fiscal 1998.

Employees

      The company currently employs approximately 18,200 persons, of whom approximately 12,900 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. Approximately 3,600 production employees are covered by 19 collective bargaining agreements which expire at various times through the year 2001. The company believes its relationship with its employees is good.

Other

      Mark IV was incorporated in Delaware in 1970 and its executive offices are at 501 John James Audubon Parkway, Amherst, New York 14226-0810. Its telephone number is (716) 689-4972.


ITEM 2.  PROPERTIES

      The table below summarizes the approximate floor space of the company's corporate office and principal manufacturing facilities by business segment.

                                                   Approximate Floor Space
                                               (In Thousands of Square Feet)
                                               Owned       Leased      Total

Corporate Office                                 -          23,000     23,000
Automotive     (1) (3)                        3,920,000  1,073,000  4,993,000
Industrial     (2) (3)                        4,183,000  2,009,000  6,192,000

(1)   Consisting of the following twenty-three facilities:
      North American facilities (approximately 3,980,000 square feet):
      Waynesville, NC; Walterboro, SC; Williston, SC; Ocala, FL; Ft. Worth, TX; Fayeteville, AR; Weston, Ontario, Canada; Easley, SC; Lexington, TN; Red Wing, MI; Dexter, MO; Fayetteville, NC; Salt Lake City, UT; Mississauga, Ontario, Canada; Detroit, MI; Big Rapids, MI.

      European facilities (approximately 1,013,000 square feet): Torino, Italy; Baudour, Belgium; Chieti, Italy; Manopello, Italy; Varberg, Sweden; Ulricehamn, Sweden; Blidsberg, Sweden.

(2)   Consisting of the following fifty-six facilities:
      North American facilities (approximately 5,558,000 square feet):
      Springfield, MO; Fort Scott, KS; Alliance, NE; Eldora, IA; McCook, NE; Walnut, CA; Rock Island, IL; Bucyrus, OH; Buffalo, NY; Vero Beach, FL; Stillwell, OK; Tulsa, OK; Henderson, NC; Kenly, NC; Davenport, IA; Sacramento, CA; Newark, NJ; Greensboro, NC; Mexico City, Mexico; Plano, TX; Montreal, Quebec, Canada; Niles, IL (2); Mississauga, Ontario, Canada (2); Cobourg, Ontario, Canada; Little Rock, AR; Austin, TX; Grand Island, NY; Clinton, MA; Hudsonville, MI; Albuquerque, NM; Costa Messa, CA; Manitowoc, WI (2); Barrie, Ontario, Canada; Buchanan, MI; Newport, TN; Sevierville, TN; Mishawaka, IN; Oklahoma City, OK (2); Sun Valley, CA; El Monte, CA; Gananoque, Ontario, Canada.

      European Facilities (approximately 634,000 square feet): Halesowen, U.K.; Torino, Italy; Barcelona, Spain; Treforest, Wales, UK; Lacoruna, Spain; Rastatt, Germany; Straubing, West Germany; Hohenwarth, West Germany; Kidderminster, Worchester, U.K.; Hounslow, Middlesec, U.K. and Nice, France.

(3) The automotive amounts include approximately 350,000 square feet from facilities listed in footnote 2 above. This amount represents a portion of industrial manufacturing facilities which manufactures products the Company classifies in its Automotive segment.

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


                                 Fiscal 1996                   Fiscal 1995
                               Low         High             Low         High

   1st Quarter                $16.125     $19.125         $14.250    $17.250
   2nd Quarter                $19.125     $22.500         $16.250    $18.875
   3rd Quarter                $17.625     $22.500         $18.375    $20.875
   4th Quarter                $17.125     $21.000         $16.750    $18.500

      As of February 29, 1996, the approximate number of holders of record of the company's Common Stock was 2,400.

      The company declared total cash dividends of $.119 and $.102 per share during fiscal 1996 and 1995, respectively.


ITEM 6.  SELECTED FINANCIAL DATA

                           FIVE YEAR SUMMARY OF OPERATIONS
                    (Amounts in thousands, except per share data)

                                  Fiscal Year Ended the Last Day of February,


                            1996      1995 (1)      1994        1993        1992

Income Statement Data:

 Net sales               $2,088,500  $1,603,300  $1,244,200  $1,085,700  $1,004,300

 Operating income (2)    $  212,600  $  164,300  $  131,800  $  113,600  $  106,200
 Interest expense            61,200      53,900      50,100      51,600      64,700
 Operating income,
   net of interest
   expense               $  151,400  $  110,400  $   81,700  $   62,000  $   41,500
Income from continuing
   operations            $   92,400  $   67,900  $   51,100  $   39,100  $   26,800
Income from
   discontinued
   operations                  -           -           -          3,600       2,000
 Extraordinary items           -         (1,100)    (21,700)     (3,700)     (4,500)
 Cumulative effect of
  accounting change            -           -        (26,000)       -           -
     NET INCOME          $   92,400  $   66,800  $    3,400  $   39,000  $   24,300


                                  Fiscal Year Ended the Last Day of February,


                            1996      1995 (1)      1994        1993        1992

Primary income
 per share (3):
  Continuing operations  $     1.46  $     1.33  $     1.09  $      .84  $      .73
  Discontinued operations      -           -           -            .08         .06
  Extraordinary items          -           (.02)       (.46)       (.08)       (.12)
  Cumulative effect of
   accounting change           -           -           (.56)       -          -
      NET INCOME         $     1.46  $     1.31  $      .07  $      .84   $     .67


Fully-diluted income
 per share (3):
  Continuing operations  $     1.46  $     1.23  $      .99  $      .79   $     .67
  Discontinued operations      -           -           -            .07         .05
  Extraordinary items          -           (.02)       (.39)       (.07)       (.11)
  Cumulative effect of
   accounting change           -           -           (.46)       -           -
      NET INCOME         $     1.46  $     1.21  $      .14  $      .79   $     .61

Cash dividends paid     $      .12  $      .10 $      .09  $      .08   $    .06


 Weighted average
  number of shares
  outstanding (3):
    Primary                  63,000      51,000      46,800      46,300      36,500
    Fully-diluted            63,400      57,800      55,900      55,400      42,300

Balance Sheet Data:
 Working capital         $  404,900  $  379,700  $  312,800  $  275,400  $  285,500
 Total assets            $2,013,100  $1,846,400  $1,282,300  $1,124,800  $1,104,500
 Long-term debt          $  642,500  $  610,700  $  567,200  $  497,100  $  525,400
 Stockholders' equity    $  725,500  $  635,500  $  345,400  $  345,600  $  311,900

____________________________

(1) Includes the results of operations of Purolator from its November 1994 acquisition date.

(2) Represents income from continuing operations before interest expense and taxes.

(3)       Adjusted to reflect the 5% stock dividend issued in April 1996.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company's short-term capital needs are met by cash generated through operations, and supplemented by its borrowing under various credit facilities to the extent required. During fiscal 1996, net cash provided by earnings was $183.0 million, a 45% increase over the $126.5 million generated in fiscal 1995, which in turn represented a 39% increase over fiscal 1994. At February 29, 1996, the Company's working capital investment was $404.9 million, a net increase of $25.2 million (7%) in comparison to February 28, 1995. As a percentage of sales, working capital at February 29, 1996 represented 19% of fiscal 1996's net sales as compared to a 20% relationship at fiscal 1995, computed as on a pro forma basis as if the results of operations of Purolator had been included for all of fiscal 1995. Management anticipates that its working capital investment will be reduced further during fiscal 1997 relative to its relationship to net sales.

Capital expenditures in fiscal 1996 were $95.5 million, which exceeds depreciation and amortization expense of $66.8 million in fiscal 1996 and capital expenditures of $50.8 million in fiscal 1995. Approximately $11.0 million of the increase in capital expenditures resulted from the capital requirements of Purolator for all of fiscal 1996, and only four months of fiscal 1995. Additionally, approximately $21.0 million of the increase related to a new manufacturing facility and other increased capacity requirements in the European units of the Company's Automotive business segment, primarily in Italy. The balance of the increase related to the U.S. units of the Company's Industrial business segment, including a new centralized warehouse and distribution facility. Management anticipates that the Company's capital expenditure requirements will continue to exceed its annual depreciation and amortization charges over the next few years.

Cash generated from earnings in fiscal 1996 was sufficient to fund the Company's capital expenditure investments as well as its increased working capital requirements. Management believes that cash generated from earnings will continue to be sufficient to fund such needs for the foreseeable future.

The Company's long-term capital needs are met by cash generated from earnings, bank financing, and public debt and equity offerings. Recent financing activities of a longer term nature include the following:

- -      In October 1994, the Company entered into agreements with certain holders of its 6-1/4% Convertible Debentures due February 15, 2011 to convert approximately $76.7 million of the debentures into approximately 5.9 million shares of the Company's Common Stock. In January 1995, the Company called for redemption the $37.5 million remaining principal amount of the debentures. As a result of the call for redemption, substantially all of the remaining debentures were converted into 2.8 million shares of the Company's Common Stock.

- -      In November 1994, the Company acquired all of the stock of Purolator
       Products Company ("Purolator") for a total cash purchase price, including expenses, of approximately $286.3 million. Funding for the acquisition was provided by borrowings under the Company's credit agreement.

- -      In December 1994, the Company completed an underwritten public offering of 6.8 million shares of its Common Stock at a public offering price of $17.23 per share. The net proceeds of approximately $113 million were used to repay a portion of the Company's outstanding indebtedness under its credit agreement.

- -      In March 1996, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement currently provides for a five-year non-amortizing revolving credit facility with borrowing availability of $400 million under a domestic facility (the "Domestic Credit Facility") and $100 million under a multi-currency facility (the "Multi-Currency Credit Facility"). The Multi-Currency Credit Facility permits borrowings to be made in dollars as well as specified foreign currencies. The proceeds of the initial borrowings under the Credit Agreement were used to repay all amounts outstanding under the Company's previously existing credit agreements. See Note 7 to the Company's audited financial statements for information as to applicable interest rates and covenants.

- -      In March 1996, the Company completed the private placement of $250 million principal amount of its 7-3/4% Senior Subordinated Notes due 2006 (the "7-3/4% Notes") at a purchase price of 99.36% of their face amount. The net proceeds from the sale of the 7-3/4% Notes were used to reduce outstanding indebtedness under the Credit Agreement. The 7-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's Senior Subordinated Notes due 2003 (the "8-3/4% Notes"). The related Indenture limits the payment of dividends and the repurchase of the Company's Common Stock, and includes certain other restrictions and limitations customary with subordinated indebtedness of this type. The Company is in the process of exchanging the 7-3/4% Notes for a new issue of debt securities to be registered under the Securities Act of 1933 (as amended), with substantially identical terms.

The March 1996 transactions referenced above have been presented in the Company's audited consolidated balance sheet as of February 29, 1996 as if they had occurred as of that date.

As of March 31, 1996, the Company had borrowing availability under its Credit Agreement of approximately $285 million and additional availability under its various other domestic and foreign demand lines of credit of approximately $125 million.


Foreign Currency

The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's sales from foreign locations and exports are significant; therefore, the Company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1996 amounted to approximately $23.9 million and the approximate notional amount of such contracts outstanding was $7.8 million at February 29, 1996.

Results of Operations

During fiscal 1996, the Company reorganized what had been identified as its primary business segment, Power and Fluid Transfer, into separately managed and market-focused businesses. As a result, in connection with the preparation of its fiscal 1996 consolidated financial statements, the Company determined to reclassify the operations of that segment and its former Professional Audio segment into the following two business segments:

       (i) Automotive, which includes the design, manufacture and distribution of fuel, power transmission, and fluid handling systems and components, and filters and filtration systems for the global automotive aftermarket and Original Equipment Manufacturers ("OEM") market.

       (ii) Industrial, which includes the design, manufacture and distribution of power transmission, fluid handling, and filtration components and systems for industrial OEM and industrial distribution markets worldwide. The Industrial segment also includes the Company's Transportation Products and Professional Audio business units.

The results of operations of Purolator have been included in the Company's results of operations for fiscal 1995 from its November 1994 acquisition date.

In reviewing the Company's sales performance, the following results by segment should be considered for each of the fiscal years presented (dollars in thousands):

                       1996                  1995              1994
                  ----------------     ----------------    --------------

                        % Increase            % Increase
                        Over Prior            Over Prior
                 Amount     Year      Amount      Year        Amount

Net Sales
 to Customers:

   Automotive  $1,004,300   39.7%   $  718,900    35.0%     $  532,600

   Industrial  $1,084,200   22.6%   $  884,400    24.3%     $  711,600

      Total    $2,088,500   30.3%   $1,603,300    28.9%     $1,244,200

The most significant reason for the increase in net sales in fiscal 1996 is the fact that the results of operations of Purolator were included for all of fiscal 1996, and for only four months following Purolator's November 1994 acquisition date in fiscal 1995. On a pro forma basis, including Purolator for all of fiscal 1995, net sales increased by $175 million (9.2%) in fiscal 1996 on a consolidated basis, and by $57.1 million (6.0%) for the Automotive business segment.

The $199.8 million increase in net sales for the Industrial segment for fiscal 1996 was generated primarily by the segment's domestic power transmission and fluid handling business product lines. The Automotive segments increase in net sales, excluding the effects of Purolator, was primarily the result of increased OEM sales in Europe, offset somewhat by reduced sales in the segment's domestic after-market product lines.

The increase in net sales in fiscal 1995 was also primarily the result of the Purolator acquisition. Excluding the results of Purolator, sales increased approximately $200 million (21.1%) over fiscal 1994, with $105 million of the increase coming from domestic sales, and the balance being generated primarily in Europe.

Cost of products sold as a percentage of consolidated net sales were 67.7%, 66.1%, and 64.6% in fiscal 1996, 1995 and 1994, respectively. The increase in the percentage of costs in fiscal 1996 is primarily the result of the Purolator acquisition, due to its historically lower gross margin. On a pro forma basis including Purolator for the entire fiscal year, such costs were 67.2% for fiscal 1995. This level of costs also reflects the positive effects of the Company's cost control programs, which have helped to substantially offset the negative pressures on the margins experienced by both of the Company's business segments.

Selling and administration costs as a percentage of consolidated net sales were 16.6%, 18.3% and 19.0% in fiscal 1996, 1995 and 1994, respectively. The reductions in fiscal 1996 and 1995 are primarily the result of the Purolator acquisition, which had a lower level of such costs. On a pro forma basis, including Purolator for the entire fiscal year, such costs were 17.7% for fiscal 1995. The reductions also reflect operating efficiencies achieved in fiscal 1996 from the integration of the Purolator business and the reorganization of the Company's business segments. The lower level of costs also indicates that the Company's continued emphasis on cost control and cycle time reduction has been successful in offsetting the impact of inflation on such costs.

Research and development costs increased by $13.6 million (39.1%) in fiscal 1996 over fiscal 1995, which in turn increased by $3.9 million (12.6%) over fiscal 1994. The increases in fiscal 1996 and 1995 are primarily due to the Purolator acquisition. As a percentage of consolidated net sales, such costs were in the range of 2.2% to 2.5% in each of fiscal 1996, 1995 and 1994. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $15.3 million (29.7%) in fiscal 1996 over fiscal 1995, which in turn increased by $9.8 million (23.5%) over fiscal 1994. The increases in fiscal 1996 and 1995 are primarily attributable to the Purolator acquisition, and the increased level of capital equipment expenditures.

The above mentioned items resulted in the following operating income for each of the fiscal years presented (dollars in thousands):


                             1996                1995              1994
                                 % of                % of               % of
                                Related            Related            Related
                       Amount    Sales     Amount   Sales     Amount   Sales

OPERATING INCOME

Automotive            $110,600    11.0%   $ 79,300   11.0%   $  66,300  12.5%
Industrial             119,400    11.0%    100,900   11.4%      80,400  11.3%
Total operating
 income before
 corporate expenses    230,000    11.0%    180,200   11.2%    146,700   11.8%

Corporate expenses     (17,400)   ( .8)%   (15,900)  (1.0)%   (14,900)  (1.2)%

Operating Income (a)  $212,600    10.2%   $164,300   10.2%   $131,800   10.6%

(a) Including Purolator's results of operations on a pro-forma basis for all of fiscal 1995 and 1994, operating income as a percentage of consolidated net sales would have been 10.2%, 10.0% and 9.7% for fiscal
       1996, 1995 and 1994, respectively.   The increase is primarily
       attributable to the Company's emphasis on cost control as discussed above.

In spite of the increased interest costs resulting from borrowings to fund the Purolator acquisition, interest expense increased only $7.3 million (13.5%) in fiscal 1996 in comparison to fiscal 1995. The relatively slight increase in fiscal 1996's expense was achieved as a result of the financing transactions referred to previously under Liquidity and Capital Resources, as well as lower interest rates resulting from the Company's improved debt to total capitalization position. Fiscal 1995's interest expense increased $3.8 million (7.6%) over fiscal 1994's interest expense. This slight increase was achieved for the same reasons notwithstanding the higher interest rates prevailing during fiscal 1995.

The Company's provision for income taxes as a percentage of income before provision for taxes was 39.0%, 38.5% and 37.5% in fiscal 1996, 1995 and 1994, respectively. The higher rates in fiscal 1996 and 1995 were primarily the result of increased income in foreign jurisdictions with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's income before extraordinary items in fiscal 1996 increased $24.5 million (36.1%) over fiscal 1995. In turn, fiscal 1995's income before extraordinary items increased $16.8 million (32.9%) over fiscal 1994 (before the effect of an accounting change in 1994).

As a result of replacing prior credit facilities and the issuance of the Company's 8-3/4% Notes, the Company incurred extraordinary losses, net of related tax benefits, of $1.1 million and $21.7 million in fiscal 1995 and 1994, respectively. Additionally, the Company's adoption of SFAS No. 106 in fiscal 1994 resulted in the recognition of a net of tax charge of $26 million as the cumulative effect of the accounting change in fiscal 1994.

Impact of Inflation

Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.


Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for the Company's fiscal year ending February 28, 1997, and management is in the process of assessing its impact on its financial statements. While it is anticipated that SFAS No. 121 will require a non-cash charge to reduce the carrying value of certain of the Company's fixed assets and goodwill values, the Company has not completed its estimate at the present time.

In October 1995, the FASB also issued Statement No. 123 - Accounting for Stock-Based Compensation ("SFAS No. 123"), which is also effective for the Company's fiscal year ending February 28, 1997. SFAS No. 123 encourages, but does not require, recognition of compensation expense based on the fair value of equity instruments (such as stock options) granted to employees. The Company does not plan to record compensation for its stock option grants to employees; therefore, the adoption of SFAS No. 123 will have no impact on its financial position or results of operations. The Company will provide pro forma disclosures of the effects of applying the fair value method in the Notes to the Company's future financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 29, 1996                                         21

Financial Statements:

 Consolidated Balance Sheets at February 29, 1996 and February 28, 1995   22

 Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 29, 1996                                                       23

 Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 29, 1996                                                 24

 Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 29, 1996                                      25

 Notes to Consolidated Financial Statements                               26

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Mark IV Industries, Inc.


We have audited the accompanying consolidated balance sheets of Mark IV Industries, Inc. and Subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark IV Industries, Inc. and Subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions.




                                              COOPERS & LYBRAND L.L.P.




Rochester, New York
March 29, 1996

                            MARK IV INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       Last Day of February 1996 and 1995
                             (Dollars in Thousands)



      ASSETS                                           1996           1995

Current Assets:
  Cash                                              $      900     $      800
  Accounts receivable                                  399,600        383,700
  Inventories                                          405,000        361,900
  Other current assets                                  68,300         58,600
      Total current assets                             873,800        805,000

Pension and other non-current assets                   216,500        197,100
Property, plant and equipment, net                     553,700        487,900
Cost in excess of net assets acquired                  369,100        356,400


      TOTAL ASSETS                                  $2,013,100     $1,846,400

   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities of debt      $   95,100     $   67,300
  Accounts payable                                     191,300        174,000
  Compensation related liabilities                      71,300         70,400
  Accrued interest                                      12,700         13,800
  Other current liabilities                             98,500         99,800
      Total current liabilities                        468,900        425,300

Long-Term Debt:
  Senior debt                                          136,100        352,700
  Subordinated debt                                    506,400        258,000
      Total long-term debt                             642,500        610,700
Other non-current liabilities                          176,200        174,900
Stockholders' Equity:
  Common stock - $.01 par value;
   Authorized 100,000,000 shares;
   Issued 63,000,000 shares in 1996 and
   62,900,000 shares in 1995                               600            600
  Additional paid-in capital                           617,600        550,200
  Retained earnings                                    109,700         90,800
  Foreign currency translation adjustment               (2,400)        (6,100)

     Total stockholders' equity                        725,500        635,500

     TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY                        $2,013,100     $1,846,400

The accompanying notes are an integral part of these financial statements.

                                MARK IV INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED THE LAST DAY OF FEBRUARY 1996, 1995 and 1994
                      (Amounts in Thousands, Except Per Share Data)


                                                     1996        1995        1994


Net sales                                         $2,088,500  $1,603,300  $1,244,200
Operating costs:
  Cost of products sold                            1,413,500   1,060,000     803,500
  Selling and administration                         347,200     292,700     236,300
  Research and development                            48,400      34,800      30,900
  Depreciation and amortization                       66,800      51,500      41,700
    Total operating costs                          1,875,900   1,439,000   1,112,400
  Operating income                                   212,600     164,300     131,800
Interest expense                                      61,200      53,900      50,100
  Income before provision for taxes                  151,400     110,400      81,700
Provision for taxes                                   59,000      42,500      30,600
  Income before extraordinary items
   and accounting change                              92,400      67,900      51,100
Extraordinary loss from early
 extinguishment of debt, net of tax
 benefit of $700 and $12,300                            -         (1,100)    (21,700)
Cumulative effect of a change in
 accounting principle                                   -            -       (26,000)
  NET INCOME                                      $   92,400  $   66,800  $    3,400
Net income per share of common stock:
  Primary:
   Income before extraordinary items              $     1.46  $     1.33  $     1.09
   Extraordinary loss                                   -           (.02)       (.46)
   Cumulative effect of accounting change               -            -          (.56)
     NET INCOME                                   $     1.46  $     1.31  $      .07
  Fully-diluted:
   Income before extraordinary items              $     1.46  $     1.23  $      .99
   Extraordinary loss                                   -           (.02)       (.39)
   Cumulative effect of accounting change               -            -          (.46)
     NET INCOME                                   $     1.46  $     1.21  $      .14
Weighted average shares outstanding:
  Primary                                             63,000      51,000      46,800
  Fully-diluted                                       63,400      57,800      55,900


The accompanying notes are an integral part of these financial statements.

                                MARK IV INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED THE LAST DAY OF FEBRUARY 1996, 1995 AND 1994
                      (Dollars in Thousands, Except Per Share Data)

                                                                         Foreign
                                                Additional               Currency
                                     Common      Paid-in    Retained   Translation
                                     Stock       Capital    Earnings    Adjustment



Balance at February 28, 1993        $   400     $219,300   $ 128,300     $ (2,400)

  Net income for fiscal 1994                                   3,400
  Cash dividends of $.088 per share                           (4,200)
  Stock dividend of 5%                            38,900     (38,900)
  Conversion of 6-1/4% Debentures                    100
  Restricted stock grants, net                       800
  Stock options activity,
   including related tax benefits                  2,400
  Translation adjustment                                                   (2,700)

Balance at February 28, 1994            400      261,500      88,600       (5,100)

  Net income for fiscal 1995                                  66,800
  Cash dividends of $.102 per share                           (5,600)
  Stock dividend of 5%                            59,000     (59,000)
  Sale of Common Stock at
   $17.23 per share,net of expenses     100      114,400
  Conversion of 6-1/4% Debentures,
   net of expenses                      100      111,100
  Restricted stock grants, net                     1,600
  Stock options activity,
   including related tax benefits                  2,600
  Translation adjustment                                                   (1,000)

Balance at February 28, 1995            600      550,200      90,800       (6,100)

  Net income for fiscal 1996                                  92,400
  Cash dividends of $.119 per share                           (7,500)
  Stock dividend of 5%                            66,000     (66,000)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    100
  Translation adjustment                                                    3,700

Balance at February 29, 1996         $  600     $617,600    $109,700     $ (2,400)



The accompanying notes are an integral part of these financial statements.


                                MARK IV INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED THE LAST DAY OF FEBRUARY 1996, 1995 AND 1994
                                 (Dollars in Thousands)

                                                 1996        1995         1994


Cash flows from operating activities:
  Income before extraordinary items          $ 92,400      $ 67,900     $ 51,100
  Items not affecting cash:
   Depreciation and amortization               66,800        51,500       41,700
   Deferred income taxes                       28,700        18,200       10,800
   Pension income, net of other items          (4,900)      (11,100)     (12,400)
      Net cash provided by earnings           183,000       126,500       91,200
   Changes in assets and liabilities, net
     of effects of acquired businesses:
      Accounts receivable                      (1,700)      (20,900)     (27,200)
      Inventories                             (38,400)      (23,100)      (7,700)
      Other assets                            (25,500)       (3,000)      (5,700)
      Accounts payable                          8,500        33,700       (2,600)
      Other liabilities                       (36,200)      (16,100)      (7,300)
        Net cash provided by operations        89,700        97,100       40,700
  Extraordinary items, before
   deferred charges                              -             -         (30,100)
        Net cash provided
         by operating activities               89,700        97,100       10,600
Cash flows from investing activities:
  Acquisitions                                (28,200)     (300,900)     (65,000)
  Divestitures and asset sales                  1,600        12,100       35,000
  Purchase of plant and equipment, net        (92,100)      (49,600)     (38,000)
     Net cash used in investing activities   (118,700)     (338,400)     (68,000)
Cash flows from financing activities:
  Credit agreement borrowings, net           (242,700)      111,200       18,400
  Purchases of subordinated debt                 -             -        (190,200)
  Issuance of subordinated debt               248,400          -         258,000
  Other changes in long-term debt, net          3,400           900      (18,900)
  Changes in short-term bank borrowings        27,500        19,500       (8,300)
  Common stock transactions                       100       114,800          800
  Cash dividends paid                          (7,500)       (5,100)      (4,100)
      Net cash provided by
       financing activities                    29,200       241,300       55,700
Effect of exchange rate fluctuations             (100)          300         (500)
      Net increase (decrease) in cash             100           300       (2,200)
Cash and cash equivalents:
  Beginning of the year                           800           500        2,700
  End of the year                             $   900       $   800     $    500



The accompanying notes are an integral part of these financial statements.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and its Significant Accounting Policies

The Company

The Company is a diversified manufacturer of proprietary and other products, with operations primarily in industrial and automotive power and fluid transfer businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) method.

Property, Plant and Equipment

The Company provides for depreciation of plant and equipment primarily on the straight-line method over its useful life. The cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts, and any resulting gain or loss is reflected in income.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired ("goodwill") is amortized on the straight-line method over 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and resulting gains and losses are accumulated in a separate component of stockholders' equity. Foreign currency transactions are included in income as realized. The Company enters into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in foreign currencies. Gains or losses on contracts related to existing business transactions are deferred and recognized as the related transaction is completed, while those related to anticipated transactions are recognized as of the balance sheet date. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

Net Income Per Share of Common Stock

Primary net income per share is calculated on the basis of the weighted average number of shares outstanding, adjusted for subsequent stock distributions. Common stock equivalents which would arise from the exercise of stock options, using the treasury stock method, were not significant and have not been included in the calculation.

Fully-diluted net income per share, in addition to the weighted average determined above, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 6-1/4% Debentures for the periods outstanding.

Consolidated Statements of Cash Flows

For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $64,000,000; $56,000,000; and $52,900,000 in fiscal 1996, 1995 and 1994, respectively. The
Company paid income taxes of approximately $26,600,000; $21,900,000 and $13,700,000 in fiscal 1996, 1995 and 1994, respectively.

New Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for the Company's fiscal year ending February 28, 1997, and management is in the process of assessing its impact on its financial statements. While it is anticipated that SFAS No. 121 will require a non-cash charge to reduce the carrying value of certain of the Company's fixed assets and goodwill values, the Company has not completed its estimate at the present time.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. Acquisitions and Divestitures

In November 1994, the Company acquired substantially all of the stock of Purolator Products Company ("Purolator") for a total cash purchase price, including expenses, of approximately $286,300,000. Funding for the acquisition was provided by borrowings under the Company's credit agreement. Purolator is a manufacturer of a broad range of filtration products used principally in the automotive aftermarket, and specialized industrial applications.

The acquisition has been accounted for under the purchase method, and Purolator's results of operations have been consolidated with the Company's results of operations as of the acquisition date. During fiscal 1996, the Company made a final determination and allocation of the purchase price as of the acquisition date, consisting of the following (dollars in thousands):

          Accounts receivable                         $ 83,300
          Inventories                                   71,000
          Other current assets                          10,000
          Accounts payable and
           other current liabilities                  (104,200)
                                                      --------
            Net working capital acquired                60,100
          Fixed assets                                  99,900
          Cost in excess of net assets acquired        158,200
          Long-term bank indebtedness                  (38,600)
          Other non-current items, net                   6,700
                                                      --------
            Total purchase price,
             including expenses                       $286,300
                                                      ========


The final changes to the preliminary purchase price determination and allocation did not have a significant effect on the Company's results of operations as previously reported.

During fiscal 1994, the Company decided to sell certain of its non-core business units, and accounted for them as discontinued operations. The sale of certain of these operations generated proceeds of $12,100,000 and $35,000,000 in fiscal 1995 and 1994, respectively. At February 28, 1995, the Company's net assets of its remaining discontinued operations amounted to approximately $19,500,000. The Company did not sell such operations in fiscal 1996, and determined it appropriate to reclassify them as continuing.

3.  Accounts Receivable

Accounts receivable are reflected net of allowances for doubtful accounts of $16,700,000 and $18,600,000 at February 29, 1996 and February 28, 1995,
respectively.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  Inventories

Inventories consist of the following at February 29, 1996 and February 28, 1995 (dollars in thousands):

                                                       1996          1995


   Raw materials                                    $ 112,900      $103,500
   Work-in-process                                     57,500        60,200
   Finished goods                                     234,600       198,200
            Total                                    $405,000      $361,900


As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed FIFO costs by approximately $40,000,000 and $39,300,000 at February 29, 1996 and February 28, 1995, respectively.

5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 29, 1996 and February 28, 1995 (dollars in thousands):
                                                       1996         1995


   Land and land improvements                        $ 43,400     $ 41,500
   Buildings                                          155,300      145,300
   Machinery and equipment                            547,700      451,600
     Total property, plant and equipment              746,400      638,400
   Less accumulated depreciation                      192,700      150,500
     Property, plant and equipment, net              $553,700     $487,900

Depreciation expense was approximately $53,300,000; $40,900,000; and $33,200,000 in fiscal 1996, 1995 and 1994, respectively.

6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $39,300,000 and $29,700,000 at February 29, 1996 and February 28, 1995, respectively. Amortization expense was approximately $9,600,000, $7,000,000 and $5,700,000 in fiscal 1996, 1995 and 1994, respectively.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt

Long-term debt consists of the following at February 29, 1996 and February 28, 1995 (dollars in thousands):

                                                      1996           1995
   Senior debt:
     Credit agreement                              $   97,300      $   -
     Prior credit agreements                             -          338,300
     Other items                                       46,700        23,000
       Total senior debt                              144,000       361,300
     Less current maturities                           (7,900)       (8,600)
       Net senior debt                                136,100       352,700
   Subordinated debt:
     7-3/4% Senior Subordinated Notes                 248,400          -
         8-3/4% Senior Subordinated Notes             258,000       258,000
       Total subordinated debt                        506,400       258,000
       Total long-term debt                           642,500       610,700
   Stockholders' equity                               725,500       635,500
       Total capitalization                        $1,368,000    $1,246,200
       Long-term debt as a percentage
        of total capitalization                         47.0%         49.0%

On March 8, 1996, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a five year non-amortizing revolving credit facility with borrowing availability of $400,000,000 under a domestic facility (the "Domestic Credit Facility") and $100,000,000 under a multi-currency facility (the "Multi-Currency Credit Facility"). The Multi-Currency Credit Facility permits borrowings to be made in dollars as well as specified foreign currencies. The proceeds of the initial borrowings under the Credit Agreement were used to repay all amounts outstanding under the Company's previously existing credit agreements. Borrowings outstanding under the previous credit agreements as of February 29, 1996 are assumed to have been replaced as of the balance sheet date with borrowings under the Credit Agreement, as well as the proceeds from the sale of the 7-3/4% Notes, as discussed below.

Borrowings under the Domestic Credit Facility bear interest at an annual rate equal to, at the Company's option, either (i) the greater of (a) the reference rate of the agent acting on behalf of the various banks or (b) the Federal Funds Rate plus 0.50% or (ii) LIBOR plus a margin (the "Applicable Margin") ranging from 0.225% to 0.35% depending upon the Company's consolidated leverage ratio, as determined on a quarterly basis. Borrowings under the Multi-Currency Credit Facility bear interest at the LIBOR rate for the currency of each loan plus the Applicable Margin. The Company is also required to pay a commitment fee at an annual rate ranging from 0.125% to 0.20% of the total borrowing availability under the Credit Agreement (the "Facility Fee Rate"), determined on the basis of the same consolidated leverage ratio. Based upon the Company's consolidated leverage ratio as of February 29, 1996, the Applicable Margin and Facility Fee Rate are 0.225% and 0.15% respectively. The Credit Agreement contains customary covenants, including those requiring the maintenance of specified consolidated interest coverage and leverage ratios and amounts of consolidated net worth.
Borrowings under the Credit Agreement are guaranteed by the Company's significant domestic subsidiaries and are collateralized by a pledge of the capital stock of each of such subsidiaries.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On March 11, 1996, the Company completed the private placement of $250,000,000 principal amount of its 7-3/4% Senior Subordinated Notes due 2006 (the "7-3/4% Notes") at a purchase price of 99.36% of their face amount. The net proceeds from the sale of the 7-3/4% Notes were used to reduce outstanding indebtedness under the Credit Agreement. The 7-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Notes. The related Indenture limits the payment of dividends and the repurchase of the Company's Common Stock, and includes certain other restrictions and limitations customary with subordinated indebtedness of this type. The Company has agreed to make an offer to exchange the 7-3/4% Notes (the "Exchange Offer") for a new issue of debt securities registered under the Securities Act of 1933 (as amended), with substantially identical terms. The Company is in the process of registering the Exchange Offer.

In fiscal 1994, the Company completed a public offering of $258,000,000 principal amount of its 8-3/4% Senior Subordinated Notes due April 2003 (the "8-3/4% Notes"). The 8-3/4% Notes are not redeemable until April 1998, when they are redeemable at 104.375% of principal amount, and thereafter at an annually declining premium over par until April 2001 when they are redeemable at par. In fiscal 1994, the Company also recognized an extraordinary loss, net of tax, of approximately $21,700,000 as a result of the extinguishment of $190,000,000 of its 13-3/8% Subordinated Debentures.

At February 29, 1996, the Company had interest rate swap agreements in an aggregate notional amount of approximately $133,000,000. Such agreements effectively convert the variable rates of interest payable by the Company on such amount of its indebtedness to fixed annual rates of interest. As a result of such agreements, the Company is currently paying an effective fixed annual rate of interest of approximately 5.70% on $100,000,000 of indebtedness, and 12% on $33,000,000 of indebtedness denominated in Italian Lira. The agreements are scheduled to expire at various dates through 2000.

Based on market quotes and interest rates currently available to the Company for debt with similar terms and remaining maturities, the aggregate fair value of total long-term debt at February 29, 1996 and February 28, 1995 was approximately $652,200,000 and $601,700,000, respectively.

After giving consideration to the Company's new Credit Agreement in March 1996, annual maturities of long-term debt for the next five fiscal years are approximately: 1997-$7,900,000; 1998-$3,000,000; 1999-$2,700,000; 2000-
$2,200,000; and 2001-$99,400,000.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Leases

The Company has operating leases which expire at various dates through 2010 with, in some instances, cost escalation and renewal privileges. Total rental expense under operating leases was approximately $19,100,000; $18,300,000; and $15,900,000 in fiscal 1996, 1995 and 1994, respectively. Minimum rental payments under operating leases are approximately: 1997-$18,800,000; 1998-$16,500,000; 1999-$14,500,000; 2000-$10,400,000; 2001-$8,400,000; 2002
and thereafter $24,500,000.


9.  Income Taxes

Income before provision for taxes and the related provision for taxes for fiscal 1996, 1995 and 1994 consists of the following (dollars in thousands):

                                           1996       1995       1994

Income before provision for taxes:
   United States                         $ 95,100    $ 69,500    $45,800
   Foreign                                 56,300      40,900     35,900
       Total                             $151,400    $110,400    $81,700

Provision for taxes:
  Currently payable:
   United States                         $ 15,300    $ 12,500    $14,500
   Foreign                                 15,000      11,800      5,300
       Total currently payable             30,300      24,300     19,800
  Deferred:
   United States                           16,500       7,600      3,600
   Foreign                                 12,200      10,600      7,200
       Total deferred                      28,700      18,200     10,800
       Total provision for taxes         $ 59,000    $ 42,500    $30,600


The provision for taxes for fiscal 1996, 1995, and 1994 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                           1996       1995       1994

Expected tax at United States
 statutory income tax rate               $53,000    $ 38,600    $28,600
Permanent differences                      1,600       2,100      1,200
State and local income taxes               2,600       1,900      1,200
Tax credits, net                            (250)       (700)      (500)
Foreign tax rate differences               2,050         600        100
    Total provision for taxes            $59,000    $ 42,500    $30,600

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 29, 1996 and February 28, 1995 (dollars in thousands):

                                                     1996         1995

Current:
   Accounts receivable                             $  6,500     $  7,300
   Inventories                                       (5,100)      (5,000)
   Compensation related                               7,800        8,000
   Tax credit carryforwards                           4,000        2,000
   Other items                                       (8,000)        (600)
     Net current asset                             $  5,200     $ 11,700
Non-current:
   Fixed and intangible assets                     $(41,000)    $(52,100)
   Tax credits                                       17,000       21,000
   Capital loss carryforwards                          -          11,000
   All other items                                   (9,100)      23,300
     Total non-current asset (liability)            (33,100)       3,200
   Valuation allowance                                 -         (14,100)
     Net non-current liability                     $(33,100)    $(10,900)

The non-current valuation allowance in fiscal 1995 related primarily to capital loss carryforwards which were available to use substantially through fiscal 1996.

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


10.  Pension and Profit Sharing Plans

The Company has defined benefit pension plans covering both union and non-union employees. Under the union plans, employee benefits are computed based on a dollar amount multiplied by the number of years of service. Benefits under the non-union plans are computed in a similar manner for certain plans, and based on the employees' earnings in other plans.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The funded status of the Company's defined benefit plans consists of the following at February 29, 1996 and February 28, 1995 (dollars in thousands):

                                                       1996        1995

Actuarial present value of benefit obligations:
   Vested                                          $(283,500)   $(259,400)
   Accumulated                                     $(289,600)   $(264,500)
   Projected                                       $(303,100)   $(273,700)
Plan assets at fair value                            366,400      335,400
Plan assets in excess of projected
 benefit obligations                                  63,300       61,700
Unrecognized net loss and
 differences in assumptions                           48,800       49,100
Unrecognized prior service costs                       7,500        2,700
Prepaid pension cost recognized in the
 consolidated balance sheets                       $ 119,600    $ 113,500

The plans' assets consist of corporate and government bonds, listed common stocks, guaranteed investment contracts, and real estate investments. Included in the plans' assets are $37,700,000 of the Company's securities at February 29, 1996.

Net pension income for the defined benefit pension plans in fiscal 1996, 1995, and 1994 includes the following components (dollars in thousands):

                                     1996           1995          1994
Service cost-benefits
 earned during the period          $ (3,700)      $ (3,600)     $ (2,900)
Interest cost on projected
 benefit obligation                 (22,400)       (19,500)      (18,200)
Actual return on assets              68,600          4,300        32,100
Net amortization and deferral       (36,000)        31,300         2,500
   Net pension income              $  6,500       $ 12,500      $ 13,500

The assumptions utilized to measure net pension income and the projected benefit obligations are as follows:

                                           1996        1995        1994

Discount rate                              7.50%       8.75%       7.75%
Expected long-term rate of return         11.50%      11.50%      12.00%
Average increase in compensation           4.00%       4.00%       5.00%

The Company also has defined contribution pension plans for a significant number of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans, the substantial part of which is funded currently, amounted to approximately $10,600,000; $8,100,000; and $6,700,000 in fiscal 1996, 1995 and
1994, respectively.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   Post-retirement Benefits

The Company currently provides health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon their retirement. The Company recognized a $40,000,000 liability for the cost of these plans, referred to as the accumulated post-retirement benefit obligation (APBO), entirely in fiscal 1994 in accordance with Statement of Financial Accounting Standards No. 106. The resulting net of tax charge of $26,000,000 ($.46 per fully diluted share) was included as the cumulative effect of a change in accounting principle in the consolidated statement of income for fiscal 1994.

The following table sets forth the amount included with other non-current liabilities in the consolidated balance sheets at February 29, 1996 and February 28, 1995 (dollars in thousands):
                                                       1996          1995
Accumulated post-retirement benefit obligation:
  Retirees and beneficiaries receiving benefits      $68,300       $56,200
  Active employees, fully eligible for benefits        6,500         5,700
  Active employees, not fully eligible for benefits    9,300         7,800
     Total accumulated benefit obligation             84,100        69,700
Unrecognized net loss                                (13,500)       (1,800)
     Post-retirement benefit liability recognized
      in the consolidated balance sheets             $70,600       $67,900


The Company's post-retirement benefit expense for fiscal 1996, 1995 and 1994 includes the following components (dollars in thousands):
                                            1996        1995         1994
   Service cost-benefits earned
    during the period                      $  600      $  500       $  400
   Interest cost on the APBO                6,000       4,600        3,400
   Amortization expense                       100         -            -
       Total expense                       $6,700      $5,100       $3,800


The APBO was calculated using a discount rate of 7.50% at February 29, 1996, and 8.75% at February 28, 1995. The APBO determinations assume an initial health care cost trend rate of approximately 8.0%, trending down rateably to an ultimate rate of 4.5% in 2002. The impact of a one-percentage-point increase in such trend rate would be to increase the APBO at February 29, 1996 by approximately $1,400,000 and increase annual expense by approximately $100,000.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Legal Proceedings

The Company is involved in various legal and environmental related issues. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


13.  Stockholders' Equity and Stock Options

In fiscal 1996, the Company's Board of Directors adopted a Shareholders' Rights Plan under which Rights were distributed as a dividend at a rate of one Right for each share of Common Stock held. Each Right entitles the holder to buy one one-hundredth of a newly-issued share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $80.00 per share. If an acquiring person beneficially owns 20% or more of the Company's Common Stock or the Company is a party to a business combination which is not approved by the Company's Board of Directors, each Right (other than those held by the acquiring person) will entitle the holder to receive, upon exercise, shares of Common Stock of the Company or of the surviving company with a value equal to two times the exercise price of the Right.

The Company's Board of Directors declared five percent stock dividends which were distributed in April 1996, 1995 and 1994. All share amounts have been presented as if the stock distributions had occurred at the beginning of fiscal 1994. As of February 29, 1996, the Company continues to be authorized to repurchase approximately 7,000,000 shares, of its outstanding Common Stock. The Company is also authorized to issue 10,000,000 shares of Preferred Stock, and there are no shares outstanding at the present time.

The Company's qualified Incentive Stock Option Plan provides for granting key employees options to purchase the Company's Common Stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of ten years. There were approximately 350,000 and 1,000,000 shares reserved for the future granting of options at February 29, 1996 and February 28, 1995, respectively.

As a result of the Company's acquisition of Purolator, certain holders of Purolator non-qualified stock options converted their options into options to acquire the Company's Common Stock at an exercise price that would give them the same built-in gain as they had in the Purolator options. As a result, Purolator options were converted into non-qualified options to acquire approximately 351,300 shares of the Company's Common Stock at an average exercise price of $12.19 per share. The Company's common stock and additional paid in capital were increased by approximately $2,000,000 to recognize the issuance of these "in-the-money" stock options.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the status of all of the Company's stock option transactions for fiscal 1996, 1995 and 1994 (share amounts in thousands):

                             1996               1995               1994
                                 Average            Average            Average
                       Option    Option    Option   Option     Option  Option
                       Shares     Price    Shares    Price     Shares   Price
Balance at
 beginning
 of year                1,429   $12.50        627   $ 8.14        813   $ 6.94
Activity during
 the year:
  Granted                 678   $17.87        914   $14.71         15   $17.50
  Exercised              (322)  $11.22       (105)  $ 5.70       (184)  $ 3.52
  Canceled                (32)  $14.02         (7)  $10.94        (17)  $ 8.74
Balance at
 end of year:
  Outstanding           1,753   $14.78      1,429   $12.50        627   $ 8.14
  Exercisable             618   $10.64        677   $10.00        281   $ 6.50



The Company granted restricted stock awards with respect to 23,100 shares in fiscal 1995 and 370,700 shares in fiscal 1994, at $.01 par value per share. The fair market value of the awards as of the date of grant is being recognized as it is earned over the restriction period, with $1,300,000; $1,600,000 and $800,000 recognized as an expense in fiscal 1996, 1995, and 1994, respectively. As of February 29, 1996, approximately 263,000 shares remain available for issuance under the Company's Restricted Stock Plan.


14.  Industry Segments and Geographic Areas

During fiscal 1996, the Company reorganized what had been identified as its primary business segment, Power and Fluid Transfer, into separately managed and market-focused businesses. As a result, the Company has reclassified the operations of that segment and its former Professional Audio Segment into the following two business segments (and information for the prior years has been restated accordingly):

   (i) Automotive, which includes the design, manufacture and distribution of fuel, power transmission, and fluid handling systems and components, and filters and filtration systems for the global automotive aftermarket and OEM market.

   (ii) Industrial, which includes the design, manufacture and distribution of power transmission, fluid handling, and filtration components and systems for industrial OEM (original equipment manufacturers) and industrial distribution markets worldwide. The Industrial segment also includes the Company's Transportation Products and Professional Audio business units.

                              MARK IV INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the Company's business segments for fiscal 1996, 1995 and 1994 is as follows (dollars in thousands):

                                              1996        1995       1994


NET SALES TO CUSTOMERS
 Automotive                               $1,004,300  $  718,900  $  532,600
 Industrial                                1,084,200     884,400     711,600
   Total net sales
    to customers                          $2,088,500  $1,603,300  $1,244,200

OPERATING INCOME
 Automotive                               $  110,600  $   79,300  $   66,300
 Industrial                                  119,400     100,900      80,400
   Total operating income                    230,000     180,200     146,700
 General corporate expense                   (17,400)    (15,900)    (14,900)
 Interest expense                            (61,200)    (53,900)    (50,100)
     Income before
      provision for taxes                 $  151,400  $  110,400  $   81,700


IDENTIFIABLE ASSETS
 Automotive                               $1,030,000  $  922,700  $  481,500
 Industrial                                  929,200     869,700     743,300
 General corporate                            53,900      54,000      57,500
     Total identifiable assets            $2,013,100  $1,846,400  $1,282,300

DEPRECIATION AND AMORTIZATION
 Automotive                               $   33,100  $   23,100  $   15,400
 Industrial                                   30,100      24,700      23,700
 General corporate                             3,600       3,700       2,600
     Total depreciation
      and amortization                    $   66,800  $   51,500  $   41,700

CAPITAL OUTLAYS
 Automotive                               $   57,600  $   29,100  $   25,200
 Industrial                                   37,900      21,700      16,200
     Total capital outlays                $   95,500  $   50,800  $   41,400

                              MARK IV INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's foreign operations are located primarily in Europe, and to a lesser extent in Canada and the Far East. Information concerning the Company's operations by geographic area for fiscal 1996, 1995 and 1994 is as follows (dollars in thousands):


                                       1996         1995           1994

NET SALES TO CUSTOMERS
 United States                      $1,460,300   $1,115,600     $  884,500
 Foreign                               628,200      487,700        359,700
   Total net sales
    to customers                    $2,088,500   $1,603,300     $1,244,200

OPERATING INCOME
 United States                      $  161,500   $  126,400     $  105,700
 Foreign                                68,500       53,800         41,000
   Total operating
    income                          $  230,000   $  180,200     $  146,700

IDENTIFIABLE ASSETS
 United States                      $1,421,400   $1,350,100     $  898,700
 Foreign                               591,700      496,300        383,600
   Total identifiable
     assets                         $2,013,100   $1,846,400     $1,282,300




The net sales to customers reflect the sales of the operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were $115,900,000, $92,900,000, and $71,300,000 in fiscal 1996, 1995, and 1994, respectively. Inter-segment sales are not material. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers.

15.    Quarterly Financial Data and Information (Unaudited)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended February 29, 1996 and February 28, 1995 (dollars in thousands, except per share data):

                           First     Second     Third     Fourth      Total
Fiscal 1996               Quarter    Quarter   Quarter    Quarter     Year

Net sales                $518,500   $509,500   $525,500  $535,000  $2,088,500
Gross profit (a)         $172,700   $164,900   $166,700  $170,700  $  675,000
Net income               $ 24,600   $ 24,100   $ 23,000  $ 20,700  $   92,400
Income per share (b):
 Primary:
  Income before
   extraordinary items   $    .39   $    .38   $    .36  $     .33 $     1.46
  Extraordinary items        -          -          -          -          -
    Net income           $    .39   $    .38   $    .36  $     .33 $     1.46
 Fully-diluted:
  Continuing operations  $    .39   $    .38   $    .36  $     .33 $     1.46
  Extraordinary items        -          -          -          -          -
    Net income           $    .39   $    .38   $    .36  $     .33 $     1.46



Fiscal 1995

Net sales                $363,800   $357,200   $397,300  $485,000  $1,603,300
Gross profit (a)         $127,700   $124,700   $135,600  $155,300  $  543,300
Income before
 extraordinary items     $ 17,100   $ 16,700   $ 16,500  $ 17,600  $   67,900
Extraordinary items          -          -        (1,100)     -        ( 1,100)
    Net income           $ 17,100   $ 16,700   $ 15,400  $ 17,600  $   66,800
Income per share (b)(c):
 Primary:
  Income before
   extraordinary items   $    .36   $    .35   $    .33  $     .30 $     1.33
  Extraordinary items        -           -         (.02)      -          (.02)
    Net income           $    .36   $    .35   $    .31  $     .30 $     1.31
 Fully-diluted:
  Income before
   extraordinary items   $    .32   $    .32   $    .31  $     .29 $     1.23
  Extraordinary items        -           -         (.02)      -          (.02)
    Net income           $    .32   $    .32   $    .29  $     .29 $     1.21
___________________________________

(a)    Excluding depreciation expense.
(b)    Restated to reflect the 5% stock dividend issued in April 1996.
(c) The sum of the quarterly amounts do not equal the total as a result of Common Stock transactions during the year, as well as rounding differences.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.




                                      PART III


Items 10-13

   The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 1996.

                                     PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         Page
(a)  (1)  Financial Statements

          Report of Independent Accountants for
            each of the three fiscal years in the
            period ended February 29, 1996                                21

          Consolidated Balance Sheets at February 29, 1996
            and February 28, 1995                                         22

          Consolidated Statements of Income for each of
            the three fiscal years in the period ended
            February 29, 1996                                             23

          Consolidated Statements of Stockholders' Equity for
            each of the three fiscal years in the period
            ended February 29, 1996                                       24

          Consolidated Statements of Cash Flows
            for each of the three fiscal years in
            the period ended February 29, 1996                            25

          Notes to Consolidated Financial Statements                      26

     (2)  Financial Statement Schedule

          Report of Independent Accountants
            for each of the three fiscal years in the
            period ended February 29, 1996                                44

          II.  Valuation and qualifying accounts                          48

          All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     None

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

     4.4 Conformed copy of the Indenture, dated as of March 11, 1996, between Mark IV Industries, Inc. and Fleet National Bank as Trustee; including the form of Senior Subordinated Notes due April 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1996).

           Executive Compensation Plans and Arrangements (10.1 -10.20)


     10.1 Employment Agreement dated March 1, 1995 between the Company and Sal Alfiero (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.2 Employment Agreement dated March 1, 1995 between the Company and Clement R. Arrison (incorporated by reference to Exhibit 10.2 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.3 Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes (incorporated by reference to Exhibit 10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.4 Employment Agreement dated March 1, 1995 between the Company and William P. Montague (incorporated by reference to Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.5 Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook (incorporated by reference to Exhibit 10.5 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.6 Employment Agreement dated March 1, 1995 between the Company and John J. Byrne (incorporated by reference to Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.7 Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.8 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel (incorporated by reference to Exhibit 10.9 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.11 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

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

     10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

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

     10.19 First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993 (incorporated by reference to
             Exhibit 10.19 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.20* Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

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

     10.23 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

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

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.






Rochester, New York
March 29, 1996


                                              MARK IV INDUSTRIES, INC.
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off         Other(a)       Balance


Year ended February 29, 1996

Allowance for doubtful
 accounts                      $ 18,600,000   $  2,700,000    $ (5,400,000)   $    800,000    $ 16,700,000


Year ended February 28, 1995

Allowance for doubtful
 accounts                      $ 12,000,000   $  3,300,000    $ (3,100,000)   $  6,400,000    $ 18,600,000


Year ended February 29, 1994

Allowance for doubtful
 accounts                      $ 10,300,000   $  2,400,000    $ (3,100,000)   $  2,400,000    $ 12,000,000




(a)  Represents the following
                                                                February        February        February
                                                                29, 1996        28, 1995        28, 1994

          Reserve at date of acquisition of subsidiary         $  100,000      $5,500,000      $3,700,000

          Reclassification from other reserves                    200,000         400,000         100,000
          Reserves of discontinued operations
            at February 28, 1993                                     -               -           (900,000)
          Foreign currency translation adjustment                 500,000         500,000        (500,000)
                                                               $  800,000      $6,400,000      $2,400,000


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:   May 16, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date


/s/ Sal H. Alfiero                  Chairman of the Board       May 16, 1996
 Sal H. Alfiero                     and Chief Executive Officer



/s/ William P. Montague             President, Director         May 16, 1996
 William P. Montague



/s/ John J. Byrne                   Vice President and          May 16, 1996
 John J. Byrne                     Chief Financial Officer



/s/ Richard L. Grenolds             Vice President -            May 16, 1996
 Richard L. Grenolds                 Chief Accounting Officer



/s/ Gerald S. Lippes                Secretary and Director      May 16, 1996
 Gerald S. Lippes



/s/ Clement R. Arrison              Director                    May 16, 1996
 Clement R. Arrison

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

     4.4 Conformed copy of the Indenture, dated as of March 11, 1996, between Mark IV Industries, Inc. and Fleet National Bank as Trustee; including the form of Senior Subordinated Notes due April 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1996).



           Executive Compensation Plans and Arrangements (10.1 -10.20)

     10.1 Employment Agreement dated March 1, 1995 between the Company and Sal Alfiero (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.2 Employment Agreement dated March 1, 1995 between the Company and Clement R. Arrison (incorporated by reference to Exhibit 10.2 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.3 Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes (incorporated by reference to Exhibit 10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.4 Employment Agreement dated March 1, 1995 between the Company and William P. Montague (incorporated by reference to Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.5 Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook (incorporated by reference to Exhibit 10.5 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.6 Employment Agreement dated March 1, 1995 between the Company and John J. Byrne (incorporated by reference to Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.7 Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.8 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel (incorporated by reference to Exhibit 10.9 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.11 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

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

     10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

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

     10.19 First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993 (incorporated by reference to
             Exhibit 10.19 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.20 Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).


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

     10.23 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

     11*     Statement regarding computation of per share earnings.

     21*     Subsidiaries of the Registrant.

     23*     Consent of Independent Accountants.

     27*     Financial Data Schedule.


______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.