Form 10-Q
period 1996-05-31
MARK IV INDUSTRIES INC
filed 1996-07-01
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1996

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ________.

Commission File Number             1-8862
- -----------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
- ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
- -------------------------------                     ------------------------
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

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at June 27, 1996
   -----                                       ----------------------------
Common stock $.01 par value                          63,119,351

                           MARK IV INDUSTRIES, INC.

                                     INDEX




Part I.  Financial Information                                 Page No.
- ------------------------------                                 -------

Consolidated Condensed Balance Sheets as of
 May 31, 1996 and February 29, 1996                                3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended May 31, 1996 and 1995           4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1996 and 1995           5

Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               8


Part II.  Other Information                                       11
- --------------------------

Signature Page                                                    12

Exhibit Index                                                     13

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)


                                                  May 31,        February 29,
                                                   1996              1996
     ASSETS                                    (Unaudited)
Current Assets:
  Cash                                          $    1,100        $      900
  Accounts receivable                              451,600           399,600
  Inventories                                      425,300           405,000
  Other current assets                              81,500            68,300
    Total current assets                           959,500           873,800

Pension related and other
 non-current assets                                228,100           216,500
Property, plant and equipment, net                 599,100           553,700
Cost in excess of net assets acquired              414,200           369,100

      TOTAL ASSETS                              $2,200,900        $2,013,100

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $  119,000        $   95,100
  Accounts payable                                 174,800           191,300
  Compensation related liabilities                  59,300            71,300
  Accrued interest                                  13,500            12,700
  Other current liabilities                        119,500            98,500
    Total current liabilities                      486,100           468,900

Long-Term Debt:
  Senior debt                                      247,200           136,100
  Subordinated debentures                          506,400           506,400
    Total long-term debt                           753,600           642,500

Other non-current liabilities                      211,000           176,200

Stockholders' Equity:
  Common stock                                         600               600
  Additional paid-in capital                       617,900           617,600
  Retained earnings                                136,000           109,700
  Foreign currency translation adjustment           (4,300)           (2,400)
    Total stockholders' equity                     750,200           725,500

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,200,900        $2,013,100


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
            For the Three Month Periods Ended May 31, 1996 and 1995
                 (Amounts in thousands, except per share data)


                                                     1996           1995

Net sales                                          $616,900       $518,500

Operating costs:

  Cost of products sold                             420,900        345,800
  Selling and administration                         99,500         90,400
  Research and development                           13,100         10,800
  Depreciation and amortization                      18,800         16,200

    Total operating costs                           552,300        463,200

  Operating income                                   64,600         55,300

Interest expense                                     17,800         15,000

  Income before provision for taxes                  46,800         40,300

Provision for income taxes                           18,300         15,700

  NET INCOME                                         28,500         24,600

Retained earnings - beginning of the period         109,700         90,800

Cash dividends of $.035 and $.029 per share          (2,200)        (1,800)

  Retained earnings - end of the period            $136,000       $113,600

Net income per share of common stock:

  Primary                                          $    .45       $    .39

  Fully-diluted                                    $    .45       $    .39

Weighted average number of shares outstanding:

  Primary                                            63,100         63,000

  Fully-diluted                                      63,500         63,400



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Three Month Periods Ended May 31, 1996 and 1995
                            (Dollars in thousands)



                                                          1996         1995

Cash flows from operating activities:
  Net income                                            $ 28,500     $ 24,600
  Items not affecting cash:
   Depreciation and amortization                          18,800       16,200
   Pension and compensation related items                 (3,400)      (2,600)
   Deferred income taxes                                   7,400        7,200
      Net cash provided by earnings                       51,300       45,400
  Changes in assets and liabilities, net
     of effects of businesses acquired and
     discontinued:
      Accounts receivable                                (36,000)     (32,700)
      Inventories                                          4,600      (12,000)
      Accounts payable                                   (23,300)       6,000
      Other items, net                                   (31,400)     (13,100)
       Net cash used in
        operating activities                             (34,800)      (6,400)
Cash flows from investing activities:
  Acquisitions                                           (78,000)      (4,300)
  Divestitures and asset sales                              -             600
  Purchase of plant and equipment, net                   (18,900)     (16,900)
     Net cash used in investing activities               (96,900)     (20,600)
Cash flows from financing activities:
  Credit agreement borrowings, net                       121,800       30,400
  Other changes in long-term debt, net                   (11,700)     (14,900)
  Changes in short-term bank borrowings                   23,900       13,900
  Common stock transactions                                 -            (400)
  Cash dividends paid                                     (2,200)      (1,800)
      Net cash provided by
       financing activities                              131,800       27,200
Effect of exchange rate fluctuations                         100         (100)
      Net increase in cash                                   200          100
Cash and cash equivalents:
  Beginning of the year                                      900          800
  End of the period                                     $  1,100     $    900



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at May 31, 1996, and the results of its operations and its cash flows for the three month periods ended May 31, 1996 and 1995. Such results are not necessarily indicative of the results to be expected for the full year.

2. On March 5, 1996, the Company acquired the net assets of the Imperial Eastman division of the Pullman Company for a cash purchase price of approximately $78.0 million. Imperial Eastman is a leading manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications, with annual sales of approximately $120.0 million. Imperial Eastman is included in the Company's Industrial business segment.

3. Accounts receivable are presented net of allowances for doubtful accounts of $16.9 million and $16.7 million at May 31, 1996 and February 29, 1996, respectively.

4.    Inventories consist of the following components (dollars in thousands):

                                                  May 31,        February 29,
                                                   1996              1996
                                                  ------         -----------
      Raw materials, parts and sub-assemblies    $121,100          $112,900
      Work-in-process                              64,500            57,500
      Finished goods                              239,700           234,600
                                                 --------          --------
        Inventories                              $425,300          $405,000
                                                 ========          ========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1996. The amounts at February 29, 1996 are based upon the audited balance sheet at that date.

5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                  May 31,        February 29,
                                                   1996              1996
                                                 -------         ----------

      Land and land improvements                 $ 43,400          $ 43,400
      Buildings                                   166,400           155,300
      Machinery and equipment                     595,500           547,700
                                                  -------           -------
        Total property, plant and equipment       805,300           746,400
      Less accumulated depreciation               206,200           192,700
                                                  -------           -------
        Property, plant and equipment, net       $599,100          $553,700
                                                 ========          ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    Long-term debt consists of the following (dollars in thousands):


                                                  May 31,       February 29,
                                                   1996             1996
      Senior Debt:
        Credit Agreement                       $  218,400       $   97,300
        Other items                                36,600           46,700
                  Total                           255,000          144,000
        Less Current maturities                    (7,800)          (7,900)
                  Net senior debt                 247,200          136,100
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes          248,400          248,400
        8-3/4% Senior Subordinated Notes          258,000          258,000
          Total subordinated debt                 506,400          506,400
          Total long-term debt                    753,600          642,500

      Total stockholders equity                   750,200          725,500

        Total capitalization                   $1,503,800       $1,368,000

        Long-term debt as a percentage
          of total capitalization                   50.1%            47.0%


7. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $17.2 million and $21.8 million in the three month periods ended May 31, 1996 and 1995, respectively. The Company also made cash income tax payments of approximately $3.0 million and $5.4 million in the three month periods ended May 31, 1996 and 1995, respectively.

8. In March 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not require a charge in the Company's first quarter ended May 31, 1996.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------
Net cash provided by earnings was approximately $51.3 million for the three month period ended May 31, 1996, an increase of $5.9 million (13%) over the three month period ended May 31, 1995. As of May 31, 1996, the Company had working capital of $473.4 million, an increase of $68.5 million (17%) from February 29, 1996. The increase in working capital is substantially attributable to the acquisition of Imperial Eastman and to support the Company's higher overall revenue base, as well as temporary seasonal inventory and accounts receivable increases in the Company's Industrial business segment.

On March 5, 1996, the Company acquired the net assets of the Imperial Eastman division of The Pullman Company for a cash purchase price of approximately $78.0 million. Imperial Eastman is a leading manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications, with annual sales of approximately $120.0 million. Imperial Eastman is included in the Company's Industrial business segment.

The Company has borrowing availability under its primary credit agreements in excess of $285.0 million and additional availability under its various domestic and foreign demand lines of credit of approximately $140.0 million as of May 31, 1996. Long-term debt at May 31, 1996 increased $111.1 million (17%) from the total amount as of February 29, 1996, with approximately $78.0 million of the increase related to the acquisition of Imperial Eastman. The remainder of the increase, as well as the $23.9 million increase in short-term debt, are primarily the result of increased borrowings to support temporary increases in working capital requirements. Such temporary working capital increases are expected to be reduced by the end of the Company's second quarter. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations and further reductions in working capital requirements.

Management believes that cash generated from operations, as temporarily supplemented with existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future.

Results of Operations
- ---------------------
The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence.

Net Sales for the three month period ended May 31, 1996 increased by $98.4 million (19%) over the comparable period last year. The increase was attributable to internal sales growth, as well as the inclusion of the results of operations of Imperial Eastman and FitzSimons (as discussed following). Changes in foreign currency exchange rates had a nominal effect on net sales for the quarter ended May 31, 1996, as compared to the comparable period last year.

In the Company's Automotive segment, net sales increased $42.8 million (17%) for the three month period ended May 31, 1996 over the comparable period last year. Approximately $19.3 million (7%) of the Automotive segment's increase was attributable to the inclusion of the results of operations of FitzSimons Manufacturing Company, which was acquired in the last quarter of fiscal 1996. Excluding FitzSimons, the Automotive segment's net sales increased approximately $23.5 million (10%) for the three month period ended May 31, 1996 over the comparable period last year. The internal growth in the Automotive segment was primarily lead by the segment's foreign operations.
In the aggregate, sales in the after-market increased in the current period compared to the comparable period in the previous fiscal year. Improved sales in the traditional after-market were somewhat offset by competitive conditions in the maintenance side of the business.

In the Company's Industrial segment, net sales increased $55.6 million (21%) for the three month period ended May 31, 1996 over the comparable period last year. Approximately $27.5 million (11%) of the Industrial segment's increase was attributable to the inclusion of the results of operations of Imperial Eastman, which was acquired at the beginning of fiscal 1997. Excluding Imperial Eastman, the Industrial segment's net sales increased approximately $28.1 million (10%) for the three month period ended May 31, 1996 over the comparable period last year. This internal growth was lead by the segment's general industrial and transportation products which significantly offset some softening in the segment's Audio markets.

The cost of products sold as a percentage of consolidated net sales increased to 68% for the three month period ended May 31, 1996, as compared to 67% for the three month period ended May 31, 1995. The increase was primarily as a result of the Imperial Eastman and FitzSimons acquisitions referred to above, which have a higher level of costs than the Company's existing businesses. The increase in the percentage of costs also reflects negative pressures on margins experienced by the Filters unit of the Automotive business segment.

Selling and administration costs as a percentage of consolidated net sales were 16% for the three month period ended May 31, 1996 as compared to 17% for the three month period ended May 31, 1995. The reduced level of costs as a percentage of sales reflects operating efficiencies achieved from the integration of the Purolator businesses and the reorganization of the Company's business segments. The reduction in the level of costs also indicates the Company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $2.3 million (21%) for the three month period ended May 31, 1996 as compared to the three month period ended May 31, 1995. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $2.6 million (16%) for the three month period ended May 31, 1996 as compared to the three month period ended May 31, 1995. The increase is primarily attributable to the Company's increased level of capital equipment expenditures, which included a new manufacturing facility and increased capacity requirements in the Company's Automotive segment, primarily in Europe, and a new domestic distribution facility in the Company's Industrial segment.

Interest expense for the three month period ended May 31, 1996 increased by $2.8 million (19%) as compared to the three month period ended May 31, 1995. The increase is primarily due to an increase in the weighted average debt outstanding resulting from borrowings incurred to finance the acquisitions of FitzSimons and Imperial Eastman, and to support temporarily higher working capital levels. The Company experienced increases in economic rates on the Company's domestic debt, primarily related to the private placement of $250.0 million 7-3/4% Senior Subordinated Notes at the beginning of fiscal 1997, offset slightly by lower rates on the Company's Credit Agreement, as a result of its being amended and restated at the beginning of fiscal 1997. The Company also experienced a slight reduction in the economic rates on its foreign debt.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three month periods ended May 31, 1996 and 1995 remained relatively constant at approximately 39%. The benefit of increased domestic income resulting from acquisitions and internal growth were substantially offset by increased income in foreign locations with higher statutory tax rates than in the U.S.

The adoption of SFAS No. 121 did not require a charge in the Company's first quarter ended May 31, 1996. However, in conjunction with the Company's realignment of its business segments and refocusing of its factories which is currently taking place, it is anticipated that certain long-lived assets will need to be written-off in accordance with SFAS No. 121. The SFAS No. 121 charges, as well as any realignment costs will be recognized as soon as management's assessment and a formal plan for the realignment have been completed, which is expected to occur later in the current fiscal year.

As a result of all of the above, the Company's net income for the three month period ended May 31, 1996 increased $3,900,000 (16%) over the comparable period last year.


Impact of Inflation
- ------------------
Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.

Part II.  OTHER INFORMATION
- ---------------------------
Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.


Item 6(a) - Exhibits
- --------------------
      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule


Item 6(b) Reports on Form 8-K
- -----------------------------

      The following report on Form 8-K was filed pertaining to events occurring during the quarter ended May 31, 1996.

      1. A current report on Form 8-K, dated March 6, 1996, as amended by the Company's current report on Form 8-K/A dated March 27, 1996 was filed to report under Items 5, pertaining to the Company's (i) entering into a Amended and Restated Credit and Guarantee Agreement with various financial institutions. The Credit Agreement provides for a five-year, non-amortizing revolving credit facility with borrowing availability of $400.0 million under a domestic facility and $100.0 million under a multi-currency facility; and (ii) the Company's private placement of $250.0 million principal amount of its 7-3/4% Senior Subordinated Notes at a purchase price of 99.36% of their face amount.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:  July 1, 1996                       /s/ Sal H. Alfiero
                                          ----------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:  July 1, 1996                       /s/ William P. Montague
                                          -----------------------
                                          William P. Montague
                                          President


DATE:  July 1, 1996                       /s/ John J. Byrne
                                          -----------------------
                                          John J. Byrne
                                          Vice President-Finance and
                                           Chief Financial Officer


DATE:  July 1, 1996                       /s/ Richard L. Grenolds
                                          -----------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer



DATE:  July 1, 1996                       /s/ Clement R. Arrison
                                          -----------------------
                                          Clement R. Arrison
                                          Director

EXHIBIT INDEX


Description
- -----------
                                                                      Page No.



      11    Statement Regarding Computation of Per Share Earnings           14

      27    Financial Data Schedule                                         15