Form 10-Q
period 1996-08-31
MARK IV INDUSTRIES INC
filed 1996-10-04
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 1996.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ________.

Commission File Number             1-8862


                          MARK IV INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at October 2, 1996

Common stock $.01 par value                          63,139,230

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 August 31, 1996 and February 29, 1996                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended August 31, 1996 and 1995        4

Consolidated Statements of Income and Retained Earnings
 For the Six Month Periods Ended August 31, 1996 and 1995          5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1996 and 1995          6

Notes to Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              10


Part II.  Other Information                                       14


Signature Page                                                    15

Exhibit Index                                                     16

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                                August 31,       February 29,
                                                   1996              1996
     ASSETS                                    (Unaudited)
Current Assets:
  Cash                                          $    1,100        $      900
  Accounts receivable                              450,200           399,600
  Inventories                                      412,200           405,000
  Other current assets                              85,900            68,300
    Total current assets                           949,400           873,800

Pension and other non-current assets               235,700           216,500
Property, plant and equipment, net                 609,000           553,700
Cost in excess of net assets acquired              411,700           369,100

     TOTAL ASSETS                               $2,205,800        $2,013,100

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $  125,200        $   95,100
  Accounts payable                                 180,200           191,300
  Compensation related liabilities                  62,500            71,300
  Accrued interest                                  23,600            12,700
  Other current liabilities                        102,700            98,500

    Total current liabilities                      494,200           468,900

Long-Term Debt:
  Senior debt                                      210,600           136,100
  Subordinated debentures                          506,500           506,400
    Total long-term debt                           717,100           642,500

Other non-current liabilities                      217,400           176,200

Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         600               600
  Additional paid-in capital                       618,500           617,600
  Retained earnings                                160,500           109,700
  Foreign currency translation adjustment           (2,500)           (2,400)
    Total stockholders' equity                     777,100           725,500

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,205,800        $2,013,100




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Three Month Periods Ended August 31, 1996 and 1995
                 (Amounts in thousands, except per share data)


                                                     1996            1995


Net sales                                          $577,100        $509,500

Operating costs:

  Cost of products sold                             392,700         344,600
  Selling and administration                         91,400          83,100
  Research and development                           11,900          10,900
  Depreciation and amortization                      19,000          16,200

    Total operating costs                           515,000         454,800

  Operating income                                   62,100          54,700

Interest expense                                     18,400          15,200

  Income before provision for taxes                  43,700          39,500

Provision for income taxes                           17,000          15,400

  Net income                                         26,700          24,100

Retained earnings - beginning of the period         136,000         113,600

Cash dividends of $.035 and $.029 per share          (2,200)         (1,800)

  Retained earnings - end of the period            $160,500        $135,900

Net income per share of common stock:

  Primary                                          $    .42        $    .38

  Fully-diluted                                    $    .42        $    .38

Weighted average number of shares outstanding:

  Primary                                            63,100          63,000

  Fully-diluted                                      63,500          63,400




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1996 and 1995
                 (Amounts in thousands, except per share data)



                                                    1996             1995


Net sales                                        $1,194,000      $1,028,000

Operating costs:

  Cost of products sold                             813,100         690,400
  Selling and administration                        191,400         173,500
  Research and development                           25,000          21,700
  Depreciation and amortization                      37,800          32,400

    Total operating costs                         1,067,300         918,000

  Operating income                                  126,700         110,000

Interest expense                                     36,200          30,200

  Income before provision for income taxes           90,500          79,800

Provision for income taxes                           35,300          31,100

  Net income                                         55,200          48,700

Retained earnings - beginning of the period         109,700          90,800

Cash dividends of $.07 and $.057 per share           (4,400)         (3,600)

  Retained earnings - end of the period          $  160,500        $135,900

Net income per share of common stock:

  Primary                                        $      .87        $    .77

  Fully-diluted                                  $      .87        $    .77

Weighted average number of shares outstanding:

   Primary                                           63,100          63,000

   Fully-diluted                                     63,500          63,400




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1996 and 1995
                            (Dollars in thousands)




                                                         1996          1995


Cash flows from operating activities:
  Net income                                            $ 55,200     $ 48,700
  Items not affecting cash:
   Depreciation and amortization                          37,800       32,400
   Pension and compensation related items                 (7,100)      (5,300)
   Deferred income taxes                                  13,100       14,200
  Changes in assets and liabilities, net
   of effects of businesses acquired and
   discontinued:
    Accounts receivable                                  (34,600)        (500)
    Inventories                                           17,700      (10,000)
    Other assets                                         (25,700)      (8,600)
    Accounts payable                                     (17,900)      (6,800)
    Other liabilities                                    (17,300)     (22,500)
      Net cash provided from
       operating activities                               21,200       41,600
Cash flows from investing activities:
  Acquisitions and investments                           (78,000)     (25,100)
  Divestitures and asset sales                              -           1,400
  Purchase of plant and equipment, net                   (42,500)     (39,900)
     Net cash used in investing activities              (120,500)     (63,600)
Cash flows from financing activities:
  Credit agreement borrowings, net                        77,700       26,100
  Other changes in long-term debt, net                    (4,000)      (1,200)
  Changes in short-term bank borrowings                   30,000        1,100
  Common stock transactions                                  300         (200)
  Cash dividends paid                                     (4,400)      (3,600)
      Net cash provided by
       financing activities                               99,600       22,200
Effect of exchange rate fluctuations                        (100)        (100)
      Net increase in cash                                   200          100
Cash and cash equivalents:
  Beginning of the year                                      900          800
  End of the period                                     $  1,100     $    900



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at August 31, 1996, and the results of its operations and its cash flows for the periods ended August 31, 1996 and 1995. Such results are not necessarily indicative of the results to be expected for the full year.

2. In March 1996, the Company acquired the net assets of the Imperial Eastman division of the Pullman Company for a cash purchase price of approximately $78.0 million. Imperial Eastman is a leading manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

      In September 1996, the Company sold its Vapor Corporation business for approximately $64.4 million in cash, plus approximately $2.0 million in future sales-related performance payments. Vapor is a manufacturer of electronic door control systems and components for buses and rail vehicles, with fiscal 1996 revenues of approximately $65.0 million. Vapor's results of operations through August 31, 1996 have been included in the accompanying financial statements of the Company as of that date. Vapor was a part of the Company's Industrial business segment.

3. Accounts receivable are presented net of allowances for doubtful accounts of $17.2 million and $16.7 million at August 31, 1996 and February 29, 1996, respectively.

4.    Inventories consist of the following components (dollars in thousands):

                                                 August 31,      February 29,
                                                   1996              1996

      Raw materials, parts and sub-assemblies    $114,400          $112,900
      Work-in-process                              72,800            57,500
      Finished goods                              225,000           234,600
        Inventories                              $412,200          $405,000

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1996. The amounts at February 29, 1996 are based upon the audited balance sheet at that date.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. Property, plant and equipment is stated at cost and consists of the following components (dollars in thousands):

                                                August 31,       February 29,
                                                   1996              1996

      Land and land improvements                 $ 44,300          $ 43,400
      Buildings                                   168,200           155,300
      Machinery and equipment                     617,900           547,700
        Total property, plant and equipment       830,400           746,400
      Less accumulated depreciation               221,400           192,700
        Property, plant and equipment, net       $609,000          $553,700


6.    Long-term debt consists of the following (dollars in thousands):


                                             August 31       February 29,
                                                1996             1996
      Senior Debt:
       Credit Agreement                     $  175,000        $   97,300
       Other items                              43,600            46,700
                 Total                         218,600           144,000
       Less Current maturities                  (8,000)           (7,900)
                 Net senior debt               210,600           136,100
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes       248,500           248,400
        8-3/4% Senior Subordinated Notes       258,000           258,000
          Total subordinated debt              506,500           506,400
          Total long-term debt                 717,100           642,500

      Total stockholders' equity               777,100           725,500

        Total capitalization                $1,494,200        $1,368,000

        Long-term debt as a percentage
         of total capitalization                 48.0%             47.0%


7. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $25.5 million and $31.8 million in the six month periods ended August 31, 1996 and 1995, respectively. The Company also made cash income tax payments of approximately $14.2 million and $19.9 million in the six month periods ended August 31, 1996 and 1995, respectively.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8. In October 1996, the Company announced its decision to realign and refocus its operations, including the closure of certain facilities and the elimination of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products will be dedicated to one or the other of the Company's business segments.

      The realignment is estimated to result in a charge of approximately $66.0 million after taxes, or $1.04 per fully-diluted share. The charge is expected to be recognized in the Company's third fiscal quarter. On a pre-tax basis, the charge will be approximately $110.0 million, with approximately $60.0 million consisting of non-cash items. The cash charge will cover employee-related transition and other closing costs. The non-cash charge comes from the revaluation of long-term assets related to the facilities being realigned and certain pension-related costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Net cash provided by earnings (net income before non-cash items) was approximately $99.0 million for the six month period ended August 31, 1996, an increase of $9.0 million (10%) over the six month period ended August 31, 1995. As of August 31, 1996, the Company had working capital of $455.2 million, an increase of $50.3 million (12%) from February 29, 1996. The increase in working capital is substantially attributable to the acquisition of Imperial Eastman and to support the Company's higher overall revenue base, as well as temporary seasonal inventory and accounts receivable increases. A temporary seasonal increase in the working capital requirements of the automotive business segment has been more than offset by the elimination of the seasonal increase experienced by the Industrial business segment as of May 31, 1996. As a result, the working capital amount at August 31, 1996 represents a decrease of $18.2 million from the amount required at May 31, 1996.

In March 1996, the Company acquired the net assets of the Imperial Eastman division of The Pullman Company for a cash purchase price of approximately $78.0 million. Imperial Eastman is a leading manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

The Company has borrowing availability under its primary credit agreements of $325.0 million and additional availability under its various domestic and foreign demand lines of credit of approximately $128.0 million as of August 31, 1996. Long-term debt at August 31, 1996 increased $74.6 million (12%) from the total amount as of February 29, 1996, primarily as a result of the acquisition of Imperial Eastman. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations and further reductions in working capital requirements as a result of the Company's Cycle Time Reduction program, as well as the elimination of the temporary seasonal working capital demands. The Company's current divestiture program should also contribute to the reduction of debt in the balance of the fiscal year.

In September 1996, the Company sold its Vapor Corporation business for approximately $64.4 million in cash, plus approximately $2.0 million in future sales-related performance payments. The cash proceeds from this transaction will be used initially to reduce borrowings outstanding under the Company's Credit Agreement. However, these proceeds, along with those from additional dispositions, may be redeployed to finance acquisitions or repurchase the Company's common stock, in addition to debt reduction.

In October 1996, the Company announced its decision to realign and refocus its operations, including the closure of certain facilities and the elimination of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products will be dedicated to one or the other of the Company's business segments.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The realignment is estimated to result in a charge of approximately $66.0 million after taxes, or $1.04 per fully-diluted share. The charge is expected to be recognized in the Company's third fiscal quarter. On a pre-tax basis, the charge is estimated to be approximately $110.0 million, with approximately $60.0 million consisting of non-cash items. The cash charge will cover employee-related transition and other closing costs. The non-cash charge comes from the revaluation of long-term assets related to the facilities being realigned and certain pension-related costs.

As a result of the Vapor transaction referred to above, and certain other asset sales occurring subsequent to August 31, 1996, the Company has generated cash proceeds of approximately $90.0 million, resulting in a pre-tax gain of approximately $20.0 million. Such gain is sufficient to cover 40% of the cash cost of the restructuring.

Management believes that cash generated from operations, as temporarily supplemented with existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditures for the foreseeable future, including the costs associated with the restructuring efforts.


Results of Operations

The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. In that regard, in addition to the Imperial Eastman acquisition referred to above, the Company also acquired FitzSimons Manufacturing Company ("FitzSimons") in the latter part of fiscal 1996.

Net sales for the three and six month periods ended August 31, 1996 increased by $67.6 million (13%) and $166.0 million (16%) over the comparable periods last year. These increases were attributable to internal sales growth, as well as the inclusion of the results of operations of Imperial Eastman and FitzSimons. Changes in foreign currency exchange rates had a nominal effect on net sales for the three and six month periods ended August 31, 1996, as compared to the comparable periods last year.

In the Company's Automotive segment, net sales increased $26.2 million (11%) and $69.0 million (14%) for the three and six month periods ended August 31, 1996 over the comparable periods last year. Approximately $16.5 million (7%) and $35.8 million (7%) of the Automotive segment's increases were attributable to the inclusion of the results of operations of FitzSimons. Excluding FitzSimons, the Automotive segment's net sales increased approximately $9.7 million (4%) and $33.2 million (7%) for the three and six month periods ended August 31, 1996 over the comparable periods last year. The internal growth in

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


the Automotive segment was primarily generated by the segment's Automotive OEM sector, with the foreign OEM growth outpacing domestic growth by a two-to-one margin due to more revenue per car built. In the Aftermarket sector, internal sales growth was up 3% for the six month period ended August 31, 1996 in comparison to the prior year, with an increase in the traditional (belts and hose) aftermarket sales compensating for relatively flat sales in the sector's maintenance (filters) side. Increased Aftermarket sales in the traditional sector in the first quarter of fiscal 1997 were partially offset by flat sales in this sector during the second quarter ended August 31, 1996; however, a second quarter strengthening in the maintenance sector offset such flat traditional sales.

In the Company's Industrial segment, net sales increased $41.4 million (16%) and $97.0 million (18%) for the three and six month periods ended August 31, 1996 over the comparable periods last year. Approximately $28 million (10%) and $55.5 million (10%) of the Industrial segment's increases were attributable to the inclusion of the results of operations of Imperial Eastman. Excluding Imperial Eastman, the Industrial segment's net sales increased approximately $13.4 million (5%) and $41.5 million (8%) for the three and six month periods ended August 31, 1996 over the comparable periods last year. This internal growth was lead by both foreign and domestic sales growth in the segment's general industrial and transportation sectors, which significantly offset some softening in the segment's Professional Audio sector.

The cost of products sold as a percentage of consolidated net sales increased to 68% for the three and six month periods ended August 31, 1996, as compared to 67% for the three and six month periods ended August 31, 1995. The increase was primarily a result of the Imperial Eastman and FitzSimons acquisitions referred to above, which have a higher level of costs than the Company's existing businesses. The increase in the percentage of costs also reflects negative pressures on margins experienced by the aftermarket maintenance sector of the Automotive business segment.

Selling and administration costs as a percentage of consolidated net sales were 15.8% and 16.0% for the three and six month periods ended August 31, 1996 as compared to 16.3% and 16.9% for the three and six month periods ended August 31, 1995. The reduced level of costs as a percentage of sales reflects operating efficiencies achieved from the integration of the Purolator businesses and the reorganization of the Company's business segments. The reduction in the level of costs also indicates the Company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $1.0 million (9%) and $3.3 million (15%) for the three and six month periods ended August 31, 1996 as compared to the three and six month periods ended August 31, 1995. As a percentage of consolidated net sales, these expenses remained consistent at approximately 2% in each period. This consistent level of investment reflects the Company's continuing emphasis on new product development.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



Depreciation and amortization expense increased by $2.8 million (17%) and $5.4 million (17%) for the three and six month periods ended August 31, 1996 as compared to the three and six month periods ended August 31, 1995. The increases are primarily attributable to the Company's increased level of capital equipment expenditures, which included a new manufacturing facility and increased capacity requirements in the Company's Automotive segment, primarily in Europe, and a new domestic distribution facility in the Company's Industrial segment.

Interest expense for the three and six month periods ended August 31, 1996 increased by $3.2 million (21%) and $6.0 million (20%) as compared to the three and six month periods ended August 31, 1995. The increases are primarily due to an increase in the average debt outstanding resulting from borrowings incurred to finance the acquisitions of FitzSimons and Imperial Eastman, and to support temporarily higher working capital levels. The Company experienced increases in economic rates on the Company's domestic debt, primarily related to the private placement of $250.0 million 7-3/4% Senior Subordinated Notes at the beginning of fiscal 1997, offset slightly by lower rates on the Company's Credit Agreement, as a result of its being amended and restated at the beginning of fiscal 1997. The Company also experienced a slight reduction in the economic rates on its foreign debt.

The Company's provision for income taxes as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1996 and 1995 remained relatively constant at approximately 39%. The benefit of increased domestic income resulting from acquisitions and internal growth were substantially offset by increased income in foreign locations with higher statutory tax rates than in the U.S.

As a result of all of the above, the Company's net income for the three and six month periods ended August 31, 1996 increased $2.6 million and (11%) and $6.5 million (13%) over the comparable periods last year.


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


Item 4 - Results of Votes of Security Holders

      On July 29, 1996, the Annual Meeting of Stockholders of the Company was held. At this meeting, the stockholders voted on the following matters:

      (1) Sal H. Alfiero and Clement R. Arrison were elected to serve as Class III Directors until the 1999 Annual Meeting. Mr. Alfiero was elected with 51,763,277 shares voting for his election; and 398,789 shares withholding authority. Mr. Arrison was elected with 51,764,586 shares voting for his election; and 1,811,870 shares withholding authority.

            The following is a list of directors whose term of office continued after the meeting:

                        Sal H. Alfiero
                        William P. Montague
                        Clement R. Arrison
                        Gerald S. Lippes
                        Joseph G. Donohoo
                        Herbert Roth, Jr.

      (2) To consider and take action upon the proposed Amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock, par value $.01 per share, from 100,000,000 to 200,000,000.

            The Amendment was passed with 49,642,384 shares voting for the proposal; 2,198,800 shares voting against the proposal and 320,881 shares abstaining.

      (3) To consider and take action upon the proposed Mark IV Industries, Inc. 1996 Incentive Stock Option Plan.

            The Plan was passed with 50,149,425 shares voting for the proposal; 1,841,913 shares voting against the proposal and 170,725 shares abstaining.



Item 6(a) - Exhibits

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


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE:   October 4, 1996                   /s/ Sal H. Alfiero
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE:   October 4, 1996                   /s/ William P. Montague
                                          William P. Montague
                                          President



DATE:   October 4,1996                    /s/ John J. Byrne
                                          John J. Byrne
                                          Vice President - Finance
                                           and Chief Financial Officer



DATE:   October 4,1996                    /s/ Richard L. Grenolds
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer



DATE:   October 4,1996                    /s/ Clement R. Arrison
                                          Clement R. Arrison
                                          Director

EXHIBIT INDEX


Description

                                                                      Page No.

      11    Statement Regarding Computation of Per Share Earnings        17
      27    Financial Data Schedule                                      19