Form 10-Q
period 1996-11-30
MARK IV INDUSTRIES INC
filed 1997-01-02
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1996.

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

 Yes  X   No
as of the latest practicable date:

   Class                                    Outstanding at December 27, 1996

Common stock $.01 par value                             63,153,213

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 November 30, 1996 and February 29, 1996                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended November 30, 1996 and 1995        4

Consolidated Statements of Income and Retained Earnings
 For the Nine Month Periods Ended November 30, 1996 and 1995         5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1996 and 1995         6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                11


Part II.  Other Information                                         16


Signature Page                                                      17

Exhibit Index                                                       18

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                               November 30,      February 29,
                                                   1996              1996
     ASSETS                                    (Unaudited)
Current Assets:
  Cash                                          $    1,100        $      900
  Accounts receivable                              423,800           399,600
  Inventories                                      438,700           405,000
  Other current assets                              83,100            68,300
    Total current assets                           946,700           873,800

Pension and other non-current assets               210,600           216,500
Property, plant and equipment, net                 576,900           553,700
Cost in excess of net assets acquired              396,900           369,100

     TOTAL ASSETS                               $2,131,100        $2,013,100

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $  122,900        $   95,100
  Accounts payable                                 204,000           191,300
  Compensation related liabilities                  96,400            71,300
  Accrued interest                                  11,100            12,700
  Other current liabilities                        109,700            98,500

    Total current liabilities                      544,100           468,900

Long-Term Debt:
  Senior debt                                      137,400           136,100
  Subordinated debentures                          506,500           506,400
    Total long-term debt                           643,900           642,500

Other non-current liabilities                      198,200           176,200

Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         600               600
  Additional paid-in capital                       618,300           617,600
  Retained earnings                                129,600           109,700
  Foreign currency translation adjustment           (3,600)           (2,400)
    Total stockholders' equity                     744,900           725,500

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,131,100        $2,013,100




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended November 30, 1996 and 1995
                 (Amounts in thousands, except per share data)




                                                     1996            1995


Net sales                                          $580,900        $525,500

Operating costs:
  Cost of products sold                             394,200         358,800
  Selling and administration                         93,000          83,500
  Research and development                           15,300          13,300
  Depreciation and amortization                      18,100          16,900
    Total operating costs                           520,600         472,500

  Operating income                                   60,300          53,000

Restructuring charge                               (112,500)           -
Gain on sale of assets                               20,000            -
Interest expense                                    (16,600)        (15,300)
  Income (loss) before provision for taxes          (48,800)         37,700
Provision for (benefit from) income taxes           (20,200)         14,700
  Net income (loss)                                 (28,600)         23,000

Retained earnings - beginning of the period         160,500         135,900
Cash dividends of $.035 and $.029 per share          (2,300)         (1,800)
  Retained earnings - end of the period            $129,600        $157,100

Net income (loss) per share of common stock:

  Primary                                          $   (.45)       $    .37
  Fully-diluted                                    $   (.45)       $    .36

Weighted average number of shares outstanding:

  Primary                                            63,100          63,000
  Fully-diluted                                      63,500          63,400





The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1996 and 1995
                 (Amounts in thousands, except per share data)




                                                    1996             1995


Net sales                                        $1,774,900      $1,553,500

Operating costs:
  Cost of products sold                           1,207,300       1,049,200
  Selling and administration                        284,400         257,000
  Research and development                           40,300          35,000
  Depreciation and amortization                      55,900          49,300

    Total operating costs                         1,587,900       1,390,500

  Operating income                                  187,000         163,000

Restructuring charge                               (112,500)           -
Gain on sale of assets                               20,000            -
Interest expense                                    (52,800)        (45,500)

  Income before provision for income taxes           41,700         117,500
Provision for income taxes                           15,100          45,800

  Net income                                         26,600          71,700

Retained earnings - beginning of the period         109,700          90,800
Cash dividends of $.105 and $.086 per share          (6,700)         (5,400)

  Retained earnings - end of the period          $  129,600        $157,100

Net income per share of common stock:

  Primary                                        $      .42        $   1.14

  Fully-diluted                                  $      .42        $   1.13

Weighted average number of shares outstanding:

   Primary                                           63,100          63,000

   Fully-diluted                                     63,500          63,400


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1996 and 1995
                            (Dollars in thousands)


                                                         1996          1995


Cash flows from operating activities:
  Net income                                            $ 26,600     $ 71,700
  Items not affecting cash:
   Depreciation and amortization                          55,900       49,300
   Pension and compensation related items                (10,500)      (7,800)
   Deferred income taxes                                  19,400       21,800
   Restructuring charges, net of tax                      67,500          -
   Gain on asset sales, net of tax                       (12,200)         -
  Changes in assets and liabilities, net
   of effects of businesses acquired and disposed:
    Accounts receivable                                  (27,000)     (13,500)
    Inventories                                          (27,200)     (14,600)
    Other assets                                         (26,400)     (21,200)
    Accounts payable                                       6,200       (4,400)
    Other liabilities                                    (18,600)     (18,300)
      Net cash provided from
       operating activities                               53,700       63,000
Cash flows from investing activities:
  Acquisitions and investments                          (104,200)     (26,100)
  Divestitures and asset sales                           101,600        1,400
  Purchase of plant and equipment, net                   (70,700)     (66,000)
     Net cash used in investing activities               (73,300)     (90,700)
Cash flows from financing activities:
  Credit agreement borrowings, net                        12,700       11,700
  Other changes in long-term debt, net                   (13,600)       5,200
  Changes in short-term bank borrowings                   27,900       16,400
  Common stock transactions                                 (300)        (200)
  Cash dividends paid                                     (6,700)      (5,400)
      Net cash provided by
       financing activities                               20,000       27,700
Effect of exchange rate fluctuations                        (200)         100
      Net increase in cash                                   200          100
Cash and cash equivalents:
  Beginning of the year                                      900          800
  End of the period                                     $  1,100     $    900



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Financial Statements

      The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates.

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at November 30, 1996, and the results of its operations and its cash flows for the periods ended November 30, 1996 and 1995. Such results are not necessarily indicative of the results to be expected for the full year.


2.    Restructuring

      In October 1996, the Company announced its decision to realign and refocus its operations, including the closure of certain facilities with an aggregate of one million square feet of manufacturing and distribution/warehousing space. The realignment will result in the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products will become dedicated to one or the other of the Company's business segments. The restructuring is estimated to be substantially completed within 12 to 18 months of the announcement date. The primary elements of the charge are as follows (dollars in thousands, except per share amounts):



      Employee termination and other
       associated costs                     $ 34,600
      Facility closing and lease
       run-out costs                          30,500
      Fixed asset impairments and
       asset write-off's                      47,400
        Pre-tax charge                       112,500
      Tax benefit                             45,000
        Net of tax charge                   $ 67,500

        Net of tax charge per
         fully diluted share
         of common stock                       $1.06

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


      The employee termination and other associated costs include amounts to be paid to approximately 1,700 employees of certain of the Company's manufacturing and distribution facilities in the U.S. and Europe.
      Such costs also include amounts to be paid to employees out of the Company's master defined-benefit pension plan, as well as the accelerated recognition of related unamortized costs.

3.  Acquisitions and Divestitures

      In fiscal 1997, the Company acquired the net assets of the Imperial Eastman division of the Pullman Company for a cash purchase price of approximately $78.0 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

      In fiscal 1996, the Company acquired the net assets of FitzSimons Manufacturing Company ("FitzSimons") for a cash purchase price of approximately $24.4 million. FitzSimons is a manufacturer of fuel system components for the North American automobile and truck industries, and is included in the Company's automotive business segment.

      During fiscal 1995, the Company acquired substantially all of the stock of Purolator Products Company ("Purolator") for a total cash purchase price, including expenses, of approximately $286 million. Purolator is a manufacturer of a broad range of filtration products used principally in the automotive aftermarket, and specialized industrial applications.

      During the third quarter of fiscal 1997, the Company sold its Vapor Corporation and Interstate Highway Signs businesses. The results of operations of these units have been included in the accompanying consolidated statements of income of the Company up to their respective disposal dates. The units sold were all part of the Company's Industrial business segment, and had total fiscal 1996 revenues of approximately $85.0 million.

      In December 1996, the Company signed an agreement to sell its professional audio business, Mark IV Audio. The agreement has customary conditions for a transaction of this nature, including regulatory approvals. The results of operations of Mark IV Audio have been included in the accompanying consolidated financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $17.5 million and $16.7 million at November 30, 1996 and February 29, 1996, respectively.

      Inventories consist of the following components (dollars in thousands):

                                              November 30      February 29
                                                  1996             1996

        Raw materials                          $ 98,800         $ 112,900
        Work-in-process                          72,600            57,500
        Finished goods                          267,300           234,600
              Total                            $438,700         $ 405,000

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1996. The amounts at February 29, 1996 are based upon the audited balance sheet at that date.


5.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):
                                                   November 30,   February 29,
                                                        1996         1996


        Land and land improvements                   $ 38,900      $ 43,400
        Buildings                                     145,700       155,300
        Machinery and equipment                       580,300       547,700
          Total property, plant and equipment         764,900       746,400
        Less accumulated depreciation                 188,000       192,700
          Property, plant and equipment, net         $576,900      $553,700

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6.    Long-term debt consists of the following (dollars in thousands):


                                           November 30,      February 29,
                                                1996             1996
      Senior Debt:
       Credit Agreement                     $  110,000        $   97,300
       Other borrowing arrangements             35,100            46,700
                 Total                         145,100           144,000
       Less Current maturities                   7,700            (7,900)
                 Net senior debt               137,400           136,100
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes       248,500           248,400
        8-3/4% Senior Subordinated Notes       258,000           258,000
          Total subordinated debt              506,500           506,400
          Total long-term debt                 643,900           642,500

      Total stockholders' equity               744,900           725,500

        Total capitalization                $1,388,800        $1,368,000

        Long-term debt as a percentage
         of total capitalization                 46.4%             47.0%


7. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $55.0 million and $51.6 million in the nine month periods ended November 30, 1996 and 1995, respectively. The Company also made cash income tax payments of approximately $22.3 million and $26.2 million in the nine month periods ended November 30, 1996 and 1995, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

Net cash provided by earnings (net income before non-cash items and the effects of the restructuring charge and asset divestitures) was approximately $146.7 million for the nine month period ended November 30, 1996, an increase of $11.7 million (9%) over the nine month period ended November 30, 1995. As of November 30, 1996, the Company had a working capital investment of $402.6 million, which is comparable to the $404.9 million level which existed at February 29, 1996. Excluding the effects of the restructuring and the working capital requirements of acquisitions and divestitures in the current year, the Company's working capital investment as of November 30, 1996 reflects an increase of approximately $42.5 million over the amount invested as of February 29, 1996 on a comparable basis.

In March 1996, the Company acquired the net assets of the Imperial Eastman division of The Pullman Company for a cash purchase price of approximately $78 million. Imperial Eastman is a leading manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

In September and October 1996, the Company sold its Vapor Corporation and Interstate Highway Signs businesses and certain other assets for total proceeds of approximately $102 million. Such proceeds were used initially to reduce borrowings outstanding under the Company's Credit Agreement. However, these proceeds, along with those from additional dispositions, may be redeployed to finance acquisitions and/or repurchase the Company's common stock.

In October 1996, the Company announced its decision to realign and refocus its operations, including the closure of certain facilities and a net reduction of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products will be dedicated to one or the other of the Company's business segments.

The realignment resulted in a charge in the Company's third fiscal quarter of approximately $67.5 million after taxes, or $1.06 per fully-diluted share. On a pre-tax basis, the charge is $112.5 million, with approximately $60.7 million consisting of non-cash items. The non-cash charge comes from the revaluation of long-term assets related to the facilities being realigned and certain pension-related costs. The $51.8 million cash charge will cover employee-related transition and other closing costs. The asset divestiture transactions referred to above resulted in a pre-tax gain of approximately $20 million. Such gain is sufficient to cover approximately 40% of the cash cost of the restructuring.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


In December 1996, the Company announced it has entered into an agreement to sell its professional audio business, Mark IV Audio, for $151.5 million in cash, subject to closing adjustments. The agreement has customary conditions for transactions of this nature, such as regulatory approvals and funding of financing commitments. The transaction is scheduled to close in the Company's fourth quarter.

The Company has borrowing availability under its primary credit agreements of $390.0 million and additional availability under its various domestic and foreign demand lines of credit of approximately $210.0 million as of November 30, 1996. Long-term debt at November 30, 1996 was $643.9 million, which is comparable to the $642.5 million that was outstanding as of February 29, 1996. The nominal change reflects the fact that the proceeds from the asset divestitures referred to above offset the cost of the Imperial Eastman and other acquisitions in the current period. Debt reduction in the balance of the fiscal year will be pursued through the use of cash generated from operations, as well as the anticipated cash to be generated from the Company's current divestiture program.


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

Net sales for the three and nine month periods ended November 30, 1996 increased by $55.4 million (11%) and $221.4 million (14%) over the comparable periods last year. These increases were attributable to internal sales growth, as well as the inclusion of the results of operations of Imperial Eastman and FitzSimons. On a pro forma basis, assuming the acquisitions and recent divestitures had occurred at the beginning of the prior year, sales for the three and nine month periods ended November 30, 1996 increased 5% and 6%, respectively, over the comparable periods last year.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



In the Company's Automotive segment, net sales increased $36 million (14%) and $105.2 million (14%) for the three and nine month periods ended November 30, 1996 over the comparable periods last year. On a pro forma basis, including FitzSimons in the prior year, the Automotive segment's net sales for the three and nine month periods ended November 30, 1996 increased approximately 7% over the comparable periods last year. The internal growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, with the foreign OEM growth substantially outpacing domestic growth, primarily due to more revenue per vehicle built. In the Aftermarket sector, internal sales growth was up approximately 3% for the three and nine month periods ended November 30, 1996 in comparison to the prior year, with the increase in the maintenance (filters) side slightly exceeding the increase in the traditional (belts and hose) side of the sector.

In the Company's Industrial segment, net sales increased $19.4 million (7%) and $116.2 million (14%) for the three and nine month periods ended November 30, 1996 over the comparable periods last year. On a pro forma basis, assuming the Imperial Eastman acquisition and the asset divestitures had occurred at the beginning of the prior year, sales for the three and nine month periods ended November 30, 1996 increased approximately 5% over the comparable periods last year. This internal growth was lead by growth in the segment's general industrial and transportation sectors.

The cost of products sold as a percentage of consolidated net sales has remained relatively consistent at approximately 68% throughout the current and prior year periods. Selling and administration costs as a percentage of consolidated net sales were 16% for the three and nine month periods ended November 30, 1996, as well as for the three month period ended November 30, 1995. This reduced level of costs in comparison to the 16.5% relationship for the nine month period in the prior year reflects operating efficiencies achieved from the integration of the Purolator businesses and the reorganization of the Company's business segments during fiscal 1996. The reduction in the level of costs also indicates the Company's continued emphasis on cost control has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $2.0 million (15%) and $5.3 million (15%) for the three and nine month periods ended November 30, 1996 as compared to the three and nine month periods ended November 30, 1995. As a percentage of consolidated net sales, these expenses remained relatively consistent in the range of 2.0% - 2.5% in each period, which reflects the Company's continuing emphasis on new product development.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



Depreciation and amortization expense increased by $1.2 million (7%) and $6.6 million (13%) for the three and nine month periods ended November 30, 1996 as compared to the three and nine month periods ended November 30, 1995. The increases are primarily attributable to the Company's increased level of capital equipment expenditures, as well as the effects of the Imperial Eastman and FitzSimons acquisitions.

Interest expense for the nine month period ended November 30, 1996 increased by $7.3 million (16%) as compared to the nine month period ended November 30, 1995. The increase is primarily due to borrowings incurred to finance the acquisitions of FitzSimons and Imperial Eastman, and to support temporarily higher working capital levels. The Company experienced increases in the rates on it's domestic debt, primarily related to the private placement of $250 million 7-3/4% Senior Subordinated Notes at the beginning of fiscal 1997.
Such higher costs were offset slightly by lower rates on the Company's Credit Agreement, as a result of its being amended at the beginning of fiscal 1997. The Company also experienced a slight reduction in the rates on its foreign debt during the period. Interest expense for the three month period ended November 30, 1996 was reduced approximately $1.8 million (10%) from the level incurred in the three month period ended August 31, 1996. The improvement reflects the benefits of the proceeds from the asset divestitures, which were used to reduce borrowings outstanding under the Company's Credit Agreement.

The effective tax rate for the three and nine month periods ended November 30, 1996 reflects a benefit of 41.2% and expense of 36.2%, respectively, compared to an expense of approximately 39% in the prior year periods. The reason for the current period rates differing from the prior year is primarily due to the restructuring charge which provided a slightly higher tax benefit than the 39% blended rate on earnings before the restructuring charge. Excluding the effects of the restructuring charge, the Company's provision for income taxes as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1996 and 1995 remained relatively consistent at approximately 39%. The benefit of increased domestic income resulting from acquisitions and internal growth were substantially offset by increased income in foreign locations with higher statutory tax rates than in the U.S.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS




Based upon all of the above, the Company's net income was made up of the following elements (dollars in thousands, except per share amounts):

                                           Three Months       Nine Months
                                               Ended              Ended
                                        November 30, 1996   November 30, 1996

Net income elements:
  Income before special items                $ 26,700            $81,900
  Restructuring charge                        (67,500)           (67,500)
  Gain on sale of assets                       12,200             12,200
     Net income (loss)                       $(28,600)           $26,600

Fully diluted income per share:

  Income before special items                $    .42            $  1.29
  Restructuring charge                          (1.06)             (1.06)
  Gain on sale of assets                          .19                .19
     Net income (loss)                       $   (.45)           $   .42


The income before special items for the three and nine month periods ended November 30, 1996 reflects an increase of $3.7 million (16%) and $10.2 million (14%) over the comparable net income amounts for the prior year. On a fully diluted per share basis, such amounts for the three and nine month periods ended November 30, 1996 represent an increase of 17% and 14% over the comparable net income amounts for the prior year periods.



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


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE: January 2, 1997                     /s/ Sal H. Alfiero
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE: January 2, 1997                     /s/ William P. Montague
                                          William P. Montague
                                          President



DATE: January 2, 1997                     /s/ John J. Byrne
                                          John J. Byrne
                                          Vice President - Finance
                                           and Chief Financial Officer



DATE: January 2, 1997                     /s/ Richard L. Grenolds
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer


DATE: January 2, 1997                     /s/ Clement R. Arrison
                                          Clement R. Arrison
                                          Director


EXHIBIT INDEX


Description

                                                                      Page No.

      11    Statement Regarding Computation of Per Share Earnings        17
      27    Financial Data Schedule                                      19