Form 10-K
period 1997-02-28
MARK IV INDUSTRIES INC
filed 1997-05-06
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 28, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________________ to ________________________

Commission File No. 1-8862

                            MARK IV INDUSTRIES, INC.
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                     23-1733979
_______________________________          ___________________________________
(State or other jurisdiction of          (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972

     Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of exchange on
            Title of Class                                which registered
            --------------                             ----------------------
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
                                                    ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 1, 1997 on the New York Stock Exchange was $1,262,013,328.

      As of May 1, 1997, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 64,899,030 shares.

                      Documents Incorporated By Reference
                      -----------------------------------
      Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference into Part III.

                            MARK IV INDUSTRIES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                Page

Item 1:     Business ..................................................3
Item 2:     Properties ...............................................15
Item 3:     Legal Proceedings ........................................16
Item 4:     Submission of Matters to a Vote
             of Security Holders .....................................16


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters .........................17
Item 6:     Selected Financial Data ..................................18
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations ...........................................20
Item 8:     Financial Statements and Supplementary
             Data ....................................................26
Item 9:     Disagreement on Accounting and Financial
             Disclosure ..............................................48


PART III

Item 10:    Directors and Executive Officers of the
             Registrant ..............................................48
Item 11:    Executive Compensation ...................................48
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management ...................................48
Item 13:    Certain Relationships and Related
             Transactions ............................................48


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K .....................................48
            Signatures ...............................................54
            Exhibit Index ............................................55

                                     PART I

ITEM 1.  BUSINESS


General

      Mark IV Industries, Inc. ("Mark IV" or "the Company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve primarily automotive and industrial markets. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are sold primarily directly, but also through independent distributors, to other manufacturers and commercial users in the United States and Europe and, to a lesser extent, in Canada, Latin America and the Far East. Mark IV operates 63 manufacturing facilities and 45 distribution and sales locations and employs approximately 15,800 people in 19 countries.

      Mark IV's business strategy is focused on building its worldwide Automotive and Industrial business segments through internal growth and selective strategic acquisitions, and the continuation of cost control and quality improvement programs. The Company's operating strategy emphasizes establishing cooperative programs with customers to engineer, design and develop higher value-added systems in addition to individual products, the introduction of new, more cost effective and durable products, and management for continuous improvement.

      In furtherance of these strategies, over its last five fiscal years, Mark IV has:

      (i) enhanced its ability to provide a broader range of products to its existing customers through its $286.3 million acquisition of Purolator Products Inc. ("Purolator"), a leading manufacturer of automotive and industrial filtration products and systems in late-fiscal 1995;
      (ii) established joint ventures in Latin America and is in the process of establishing manufacturing facilities in both Argentina and Brazil;
      (iii) established distribution centers to serve markets in Latin America and the Pacific Rim, and acquired manufacturing and distribution facilities in Mexico;
      (iv) increased its industrial hose and couplings production capacity and strengthened its position in the hose and couplings products market through its $78 million acquisition of Imperial Eastman at the beginning of fiscal 1997;
      (v) emphasized continuous product development, with a significant amount of its current sales arising from the introduction of new products or products which have been redesigned; and
      (vi) initiated a restructuring of the Company's manufacturing and distribution facilities to make them more focused and cost effective.

Recent Developments


      At the beginning of fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

      During fiscal 1997, the Company also acquired the net assets of Cinotto Tecnomeccanica S.p.A. ("CTM") for a cash purchase price of approximately $17.2 million. This acquisition enabled Mark IV Automotive to extend its systems delivery capability in the power transmission area by broadening its spectrum of systems and components offered to its OEM customers.

     As part of the Company's strategy to become more focused within its Industrial business segment, the Company sold its Professional Audio, Vapor Corporation, Interstate Highway Signs, and Eagle Signal businesses and certain other non-operating assets during fiscal 1997. Shortly after the end of the fiscal year, the Company also sold its Gulton Data Systems and LFE Industrial Systems businesses. The total of all of these divestitures generated gross proceeds of approximately $313 million.

      During fiscal 1997, the Company also initiated a restructuring of its manufacturing and distribution facilities, which is expected to improve customer service, reduce costs and dedicate its facilities to either the Automotive or Industrial business segments. The restructuring resulted in a pre-tax charge against earnings of $112.5 million, with $51.8 million related to cash expenditures required to be made primarily over a two-year period. The remaining $60.7 million non-cash portion of the charge represents primarily asset write-offs and pension benefits to be paid out of the Company's pension fund.

      In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its outstanding Common Stock. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through May 1, 1997, the Company acquired approximately 1.5 million of such shares, at an average cost of $23.33 per share, or a total cost of approximately $35 million.

Segment Information

     The Company classifies its operations into the following two business segments:

      (i) Mark IV Automotive, which includes the design, manufacture and distribution of (a) fuel, power transmission, and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

      (ii) Mark IV Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide.

      Financial information regarding the business segments is presented in
Note 14 to the Company's audited consolidated financial statements included elsewhere herein. A more detailed discussion concerning the make-up of the Company's two business segments follows.


MARK IV AUTOMOTIVE


Overview

     Mark IV Automotive is a global manufacturer of automotive systems and components primarily operating under the trade names of Dayco and Purolator. Mark IV Automotive's sales accounted for approximately 53%, or $1.1 billion, of the Company's consolidated net sales in fiscal 1997, with approximately 40% of such sales made to customers outside of the U.S.

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

      Mark IV Automotive's fuel products include all systems and components required for the safe transport of fuel from the gas tank inlet into a vehicle's gas tank, and then from the tank into the engine. Products vary from complete fuel systems to individual components, including tubes, hose, couplings, fuel filler and other assemblies, fittings, valves, canisters and filters. Power transmission products include accessory drive and camshaft drive systems, consisting of components such as belts, pulleys, idlers, tensioners and dampers for the global automotive market. Fluid handling products consist of hose and hose assemblies for power steering, air conditioning, oil cooler, and other high-pressure applications; as well as radiator hose, heater hose and other related hose, couplings and assemblies. Mark IV Automotive also manufactures automotive filtration products, including a complete line of filters and filter housings for automotive, light truck and heavy duty applications.

Automotive OEM

      Mark IV Automotive designs and manufactures systems and components for most automotive producers in the world, including OEMs in North America, Europe, South America and the Asia/Pacific region. The segment's Automotive OEM business accounted for approximately 25% of the Company's consolidated net sales in fiscal 1997.

      In the automotive OEM market, Mark IV's emphasis is on providing complete systems or subsystems to meet the needs of its global customers, rather than simply providing components, which helps OEM customers minimize their fixed expense and allows Mark IV to increase its sales dollars per
vehicle.   Over the past several years, Mark IV's efforts have been focused on expanding its technological and engineering capabilities.

      Mark IV Automotive has nine technical centers located in the U.S. and Europe, each of which is dedicated to the development of products in the Company's core automotive technology areas. Mark IV's research and development activities and resources are coordinated on a global basis to avoid duplication, and to enable the Company to capitalize on developments and improvements in its core technology areas by applying them throughout the entire organization.

      Flexibility in automotive systems design plays a key role in the development of the Company's OEM products. Until five years ago, the Company was basically an automotive parts manufacturer, and the vast majority of those parts were rubber-based. Over the past five years, as the Company has evolved into a systems supplier, its engineers began to incorporate new and different materials into their systems designs in order to meet customer specifications regarding performance criteria, such as permeation, noise, temperature, weight and durability.

      Mark IV Automotive designs, manufactures and distributes automotive systems and components in the following core technology areas: Power Transmission, Fuel, Fluid Handling and Filtration.

Power Transmission Systems

      Mark IV Automotive manufactures accessory drive and camshaft drive systems, consisting of components such as belts, pulleys, idlers, tensioners and dampers for the global automotive market. The Company's goal is to continue providing its customers with innovative power transmission products with performance characteristics that meet or exceed their changing needs. At the Company's technical centers in Rochester Hills, Michigan; Springfield, Missouri; and Chieti, Italy, systems engineering capabilities and knowledge are utilized to serve customers around the world.

      Over the past several years, the layouts of a majority of the Company's power transmission manufacturing plants have been redesigned, and the balance of these facilities are scheduled for similar improvement. As a result of recent capital investments in this area, quality, productivity and lead time at these operations have improved dramatically.

      The acquisition of CTM, an Italian manufacturer of automotive vibration dampers, located in Valperga, Italy, expands the Company's capabilities in the power transmission area by broadening the spectrum of systems and components offered to automotive OEM customers. From a technical standpoint, dampers are being used in increasingly more power transmission applications, making CTM a strategic acquisition.

      In Cordoba, Argentina, ground has been broken for a new manufacturing facility to produce camshaft and accessory drive systems and components for the South American automotive OEM and aftermarket. This wholly-owned subsidiary, Dayco Argentina, S.A., was established primarily to serve the Company's European OEM customers, including Fiat, VW, Ford, Renault and Peugeot, who manufacture in the region.

Fuel Systems

      Mark IV Automotive's fuel systems products include all systems and components required for the safe transport of fuel from the gas tank inlet into a vehicle's gas tank, and then from the tank into the engine. The Company's products vary from complete systems to individual components, including tubes, hoses, couplings, fuel fillers and other assemblies, fittings, valves, canisters, filters and quick connectors. These products currently are manufactured in North America, Europe and South America, and are sold to major OEM customers around the world.

      With a focus on expansion, Daytec, S.A. -- the Company's joint venture established in the growing industrial region of Juatuba, Minas Gerais, Brazil -- is now operational, and delivery of fuel systems, primarily to Fiat, has begun.

Fluid Handling Systems

      The Company's fluid handling systems products consist of hose and hose assemblies for power steering, air conditioning, oil cooler, and other high-pressure applications, as well as radiator hose, heater hose and other related hose, couplings and assemblies.

      During fiscal 1997, the Company introduced a quieter, patented noise-tuning device for use in power steering hose assemblies. In addition, late in fiscal 1997, production began at the Company's new power steering and air conditioning hose manufacturing plant in Follonica, Italy, which will help the Company meet the increasing demand for these products in Europe. Almost 50% of vehicles produced today in Europe include both air conditioning and power steering, while in the U.S., over 95% of all new vehicles are comparably equipped. The number of cars manufactured in Europe which feature these products is growing at a faster rate than the overall market, representing a continuing growth opportunity for Mark IV Automotive.

      During the year, a manufacturing plant was built in Melbourne, Australia, to supply power steering and air conditioning hose assemblies to Ford and other OEM customers. Production at the facility is expected to begin this summer.

Filters and Filtration Systems

      Mark IV Automotive manufactures a complete line of automotive oil, air and fuel filters manufactured and sold primarily in North America. Through its ownership position in Purolator India Ltd, the Company also supplies filtration products to the Indian automotive market, while licensees manufacture and distribute the Company's filters in Columbia, Peru, Argentina and Saudi Arabia.

      The Company plans to expand its filters production in Europe, in order to serve the growing markets in that region. In addition, the Company is exploring opportunities in fast-growing markets such as Mexico, South America, the Middle East, South Africa and the Asia/Pacific region. Penetration in these areas will utilize the strength of the Company's existing distribution and sales networks.

     In addition to geographic expansion, the Company's growth in its filters business will be pursued through the introduction of new products. On the OEM side of the business, the Company has new filter programs in place which are strengthening its position with customers. Today, 33% of the filters the Company manufactures are sold to its OEM/OES ("Service") customers, such as Ford, Chrysler, Renault, Toyota, Nissan, Mazda and Subaru. Utilizing its research and development capabilities, the Company is working together with its customers to develop new oil, cabin air, fuel and in-tank fuel filters.

Automotive Aftermarket

      The Company's products in the automotive aftermarket include a vast array of automotive belts, hose, filters and accessories to automotive warehouse distributors, oil companies, quick lubes, original equipment service centers, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors. The automotive aftermarket accounted for approximately 28% of the Company's consolidated net sales in fiscal 1997.

      The Company's automotive aftermarket business is divided between the "traditional" and "maintenance" markets. The traditional market, which accounts for approximately one third of the aftermarket business, includes standard "wear-and-tear" replacement and repair products, such as belts and hose. The balance of aftermarket sales are to the maintenance market, which includes regularly scheduled maintenance or upkeep products, such as filters.

      Mark IV Automotive's aftermarket products include V-ribbed belts, V-belts, and timing belts; radiator, automotive service, fuel line and heater hose and assemblies; as well as fan clutches, transmission oil coolers, fan blades, electric fans, couplings and pulleys. With the addition of Purolator, the Company's product offerings were expanded to include a complete line of automotive oil, air and fuel filters for virtually all automobiles and light duty trucks currently operated in North America, including those manufactured by North American, Japanese and European OEMs.

      The integration of the belts and hose manufactured and marketed by the Company's Dayco Products operations, and the filters supplied by Purolator Products is essentially complete. Sales and marketing activities have been merged, and in Europe, all of the Company's aftermarket products are being distributed from a new warehouse facility in Turin, Italy. This facility replaces three previously-existing locations in Europe. In Canada, two warehouses have been consolidated into one location, which now houses the full range of the Company's aftermarket products.

      In Fayetteville, North Carolina, construction has begun on a new, 506,000 square-foot North American distribution facility, which should be operational by the end of fiscal 1998. Consolidating four existing facilities into one distribution center, this location will supply aftermarket products to customers in the Eastern portion of the U.S., representing 70%-80% of the Company's aftermarket volume in the U.S.

      During fiscal 1997, the Company developed and introduced a new premium oil filter -- PureONE(tm) -- to its North American aftermarket customers. The PureONE filter features an improved Micronic(R) filter medium, with 96% efficiency and more pleats for enhanced flow. Marketing surveys indicated that consumers would be willing to pay a premium over standard pricing for a filter that delivered a real performance improvement. Consequently, PureONE filter merchandising includes attractive, self-selling packaging and an attention-grabbing shelf display, which features cutaway views of three actual oil filters -- the PureONE and two competitors' filters -- so that consumers can see for themselves the distinct features, advantages and benefits of the PureONE filter.

      Also during the year, the Company developed a complete line of automatic serpentine belt tensioners for the aftermarket, representing the first automotive tensioners made available to this market. This makes it possible to replace 56 original equipment part numbers with only 24 replacement parts. The flat-spring design and thicker aluminum casing give these Dayco(R) brand tensioners a performance and quality edge over the competition.

      In South America and the Asia/Pacific region, the Company is utilizing its position as an OEM supplier to introduce products to the automotive aftermarket. In Asia, the Company's position has been strengthened by the opening of a sales office in Hong Kong, and a distribution network is being established in China.



MARK IV INDUSTRIAL


Overview

      Mark IV Industrial provides Power and Fluid Management systems and components to specifically targeted industrial markets around the world. Mark IV Industrial accounted for approximately 47%, or $1.0 billion, of the Company's consolidated net sales in fiscal 1997, with approximately 25% of such sales to customers outside of the U.S.

      Mark IV Industrial combines the strengths of Dayco Products, Imperial Eastman, Dayco Swan, Facet International, Purolator Filter Products and Purolator Products Air Filtration, in addition to several transportation and other businesses.

      During fiscal 1997, as part of a company-wide restructuring program, Mark IV Industrial continued streamlining its organizational structure and production techniques, and sold several non-core operations. A fundamental driver of this ongoing strategy is to better serve the Company's customers through expanded product offerings, improved operating efficiencies and better utilization of resources.

      To guide the Company's growth into the next century, its approach to its target markets has been refocused on two primary areas: Power Management and Fluid Management. The Company's Power Management systems and components are used in the transmission of power -- either mechanically, or through the use of hydraulics or fluid power. Fluid Management systems and components are used in the movement, containment, processing, treatment or control of fluids.

      The Company works closely with its customers to design products tailored to their individual needs. The systems and components in these areas primarily consist of a variety of belts, tensioners and pulleys; hose, couplings and assemblies; and filters, coalescers, separators and vessels, which are specially designed for a variety of industrial applications.

      In the Power and Fluid Management areas, the Company is targeting the following markets: petroleum and natural gas, mining, agriculture, wood, water, chemical, pharmaceutical, and heating, ventilation and air conditioning
(HVAC). In these markets, the Company's products are supplied either directly to industrial OEMs, or through established distribution networks. In addition, each of the Company's business units continues to target markets that are unique to its specific product capabilities. Mark IV's transportation products are sold to government agencies and contractors, as well as to aircraft and mass transit vehicle equipment manufacturers.


Power Management Systems and Components

      Early in fiscal 1997, the Company acquired Imperial Eastman, a North American manufacturer of hydraulic and pneumatic hose and fittings. This acquisition expanded the Company's customer base and market share, while strengthening its competitive position with industrial OEMs.

      Following the acquisition, a significant effort was undertaken to merge the fluid power products of Dayco Products and Imperial Eastman -- with an emphasis on maintaining the proprietary strengths of each product line, while eliminating areas of duplication. The product offerings of the two companies have now been consolidated and divided into two offerings -- Dayco(R) Eastman(tm) hydraulic products, and Dayco Imperial(tm) pneumatic products -- both of which fall into the Company's Power Management area.

      In fiscal 1997, the Company had growth in its high-torque synchronous power transmission belt sales. Increased production capabilities in this product area have allowed Mark IV to begin to pursue the roller chain market, which is estimated to exceed $1 billion worldwide. Dayco-designed products -- like its RPP(R) Panther(R) Synchronous Belt Drive System -- are ideal alternatives to roller chains. In comparison, the Company's Panther belt drive system offers improved performance, increased drive life, and drastically reduced maintenance and downtime. This high-growth area provides Mark IV with many opportunities for geographic and product expansion.

      For over 30 years, Purolator Filter Products has supplied specialized hydraulic fluid filters for aerospace and military applications. This capability will be utilized in targeted industrial markets in the current year, with the introduction of a broad line of hydraulic filters. The line will include high-pressure hydraulic and low-pressure spin-on filters, and replacement filter elements, and will be marketed through Dayco Eastman product distributors, as well as through traditional hydraulic filter distributors.

Fluid Management Systems and Components

      Facet International designs and manufactures filters, water separators, bilge separators, refueling or filtration systems, and anti-pollution and water recycling systems for all types of liquids, gases, or liquid gases, for aviation, marine, petrochemical, power generation and general industrial markets. During the year, Facet was selected as the exclusive supplier of all aviation fuel filtration equipment for the new Hong Kong Airport, which is expected to open in calendar year 1998. New products include pits, pit valves, pit couplings, underwing couplings, meters and overflow control valves, which are used in aviation refueling systems. In addition, the Company has developed a line of water recycling systems for car wash applications, a line of small bilge separators, and a spin-on filter for gas stations.

      The Dayco Eastman Predator(tm) sewer cleaning hose was introduced during fiscal 1997. This newly-designed hose features a unique, totally bonded construction, which prevents kinking of the hose in difficult applications.
In the general service and multi-purpose hose area, Dayco's air and water hose were improved and consolidated in fiscal 1997, allowing distributors to stock less inventory while still meeting the needs of their customers.

      Dayco has entered a new hose market through the introduction of a highly flexible energy transfer hose used primarily for radiant heating applications in residential and commercial buildings. Marketed through an OEM partner, this product replaces the stiffer, thermoplastic pipe used in current radiant heating systems. An alternative to forced air systems, radiant heating systems run under the floor boards, providing consistent, economical heat by passing hot liquids through the energy transfer hose.

      Purolator Filter Products has developed a unique sand filtration technology for use in the exploration and extraction of crude oil. Using the new, PoroPlus(tm) metal filter technology, oil rigs can pump more crude oil, faster, and with less downtime caused by clogging -- a common problem of current sand filters.

      Dayco Swan, a manufacturer of garden hose, introduced its Hoze-O-Saurus(tm), a new, light-weight, easy to handle "Kidz Water Hoze." The Hoze-O-Saurus is a brightly colored purple on the outside, with an FDA-approved drinking water safe tube specifically designed for use by children. Another new product is the Swan(R) chemical safety hose, which uses a backflow preventer designed to keep lawn and garden chemicals in sprayers from flowing back into the garden hose and contaminating it.

      Through Purolator Products Air Filtration, Mark IV Industrial manufactures and distributes heating and air conditioning filters for residential, commercial and industrial uses. The company manufactures a broad range of filters -- from basic efficiency panel filters used in homes, to medium- and high-efficiency products used in office buildings, hospitals and manufacturing facilities.

      During fiscal 1997, efforts to improve indoor air quality through refined medias for existing products continued, while advances were made in technology for new filter products. The Company's new Defiant(tm) bag and rigid box filters and pleat media are specifically manufactured for system applications requiring high-efficiency, non-shedding media filtration. Customers include hospitals, health care facilities, food processing plants, pharmaceutical manufacturing, telecommunications and other HVAC applications. Defiant filters redefine filtration technology by outperforming similar products in efficiency and dust-holding capacity, as well as affordability. The Defiant media was created through the research and development capabilities of Kimberly-Clark, who has given Purolator an "exclusive" on this media for an introductory period of time. The Defiant media gives Purolator a distinct advantage over the competition, which is expected to result in additional sales and profits for the Company.

      During the year, the Company's Kenly, North Carolina, operation installed specialized equipment for the production of High Efficiency Particulate Air (HEPA) filters and hardware. HEPA equipment operates in an efficiency range of 99.97% to 99.999% on .3 micron particles. HEPA filters are used in clean room areas, and in such industries as biotechnology, micro-electronics and pharmaceutical, as well as in nuclear applications. In order to more fully participate in the HEPA market, the Company has been working with its customers to design a new line of housings and specialized hardware for HEPA filters, which incorporates features and benefits that are attractive to the industry.

Industrial Distribution Center Update

      After one year of operation, the Company's distribution center in Louisville, Kentucky, is already shipping more than twice the product originally anticipated. In addition, as part of the integration of Imperial Eastman, two of their warehouses were also consolidated into Louisville in the past year. The advanced technology systems designed into this distribution center from the start enabled the facility to handle the large volume increase. Further efficiencies and cost savings have been realized by instituting a cycle-counting system that eliminates the need for a yearly inventory, while maintaining nearly 100% accuracy in tracking which products are on the shelf and ready to ship.

Transportation and Other

      Also included in Mark IV Industrial are mass transit businesses which provide a variety of road and highway products serving the transportation and infrastructure industries in North America, Europe and Asia. The product lines in this group include intelligent vehicle highway systems and information display and lighting systems, which are sold to mass transit agencies, transportation authorities, bus, rail and aircraft OEMs, state and local municipalities, and the transportation aftermarket.

      In the electronic toll collection market, the Company has leveraged this success with the Interagency Group and the E-ZPass(sm) system, to secure new business. The Interagency Group represents the ten transportation authorities in New York, New Jersey, Pennsylvania, Delaware and Maryland, which account for more than 70% of the toll collection activity in the U.S.

      Also included in this group are Luminator Mass Transit, SLE and LLE. Together, these companies position Mark IV as a worldwide supplier of electronic passenger information displays for public transportation vehicles. Late in fiscal 1997, SLE won a contract to equip 6,000 buses and install the central software for the Countdown(tm) vehicle location and passenger information system in London, England.

      Utilizing technology developed by the Company's F-P Electronics unit, Mark IV provides the Optima(tm) line of high-intensity, high-visibility and low-maintenance signs -- which combine the best features of its LED and flip dot technology designs -- for fixed installation and mass transit vehicle applications.

      In addition to transportation products, the Company's Protective Closures operation manufactures plastic and metal caps, plugs, seals and protective netting sold to a broad base of industrial and automotive OEM customers, while its Mokon operation produces circulating oil and water temperature control systems.


Marketing and Competition

      Mark IV's products are marketed primarily in the United States and Europe, and to a lesser extent in Canada, Latin America and the Far East. The Company uses its own sales engineers and other sales personnel, independent distributors and sales representatives to market its products.

      A majority of the Company's products have a significant and in many instances the leading market share in their respective markets. Most of the markets for the Company's products are characterized by a limited number of competitors; however, competition in certain of those markets is intense.
Some of the Company's competitors are substantially larger than Mark IV and have greater financial resources. The Company competes on the basis of price, quality, technical innovation and its ability to fill orders promptly, with the relative importance of each factor depending on the market for the particular product.


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

Research and Development

      The Company is engaged in ongoing research and development in connection with new and existing products. Research and development expenditures are expensed as incurred, and amounted to $44.5 million; $36.8 million and $27.8 million for the Company's continuing operations in fiscal 1997, 1996 and 1995, respectively.


Raw Materials and Supplies

      The materials and supplies used to produce the Company's products are generally obtained from a wide variety of suppliers, and the Company has not experienced any shortages. Although certain materials are readily available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these raw materials in the foreseeable future.


Government Regulation

      Certain of the Company's electrostatic control devices, smoke-detector ionization elements and self-illuminating lights have radioactive components, the production, storage and transportation of which are subject to federal, state and local laws and regulations. Federal and state regulations also limit the amount of exposure the Company's employees may have to such radioactive materials. The Company has obtained the necessary licenses and approvals required for its businesses and believes it is in material compliance with all applicable regulations concerning radioactive materials and employee safety.

      A small portion of the Company's business is conducted pursuant to U.S. Government contracts or sub-contracts. Generally, government contracts and sub-contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the Company of costs incurred plus a profit related to the work performed to the date of termination. Substantially all of the Company's government contracts and sub-contracts contain these provisions. The Company, as a government contractor, is subject to various statutes and regulations governing defense contracts.

      Certain federal and state environmental superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company has been designated as a potentially responsible party under these statutes at a number of sites. Based on the facts currently known to the Company, management expects that the costs to the Company of remedial actions at the sites where it has been named a potentially responsible party, will not have a material adverse effect on the Company's results of operations or financial condition.

      The Company's facilities are also subject to many other federal, state and local requirements relating to the protection of the environment, and the Company has made, and will continue to make, expenditures to comply with such provisions. The Company believes that its facilities are in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse affect on its results of operations or financial condition.

      The Company's operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the "Occupational Safety and Health Act" and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse affect on its results of operations or financial condition.


Employees

      The Company currently employs approximately 15,800 persons, of whom approximately 12,400 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. Approximately 2,700 production employees are covered by 12 collective bargaining agreements which expire at various times through the year 2001. The Company believes its relationship with its employees is good.


Other

      Mark IV was incorporated in Delaware in 1970 and its executive offices are at 501 John James Audubon Parkway, Amherst, New York 14226-0810. Its telephone number is (716) 689-4972.


ITEM 2.  PROPERTIES

      The table below summarizes the approximate floor space of the Company's corporate office and principal manufacturing facilities by business segment.

                                                   Approximate Floor Space
                                               -----------------------------
                                               (In Thousands of Square Feet)

                                               Owned       Leased      Total
                                               -----      --------     -----

Corporate Office                                 -          31,000     31,000
Automotive     (1) (3)                        3,783,000  1,079,000  4,862,000
Industrial     (2) (3)                        3,477,000    621,000  4,098,000

(1)   Consisting of the following twenty-five facilities:
      North American facilities (approximately 3,759,000 square feet):
      Waynesville, NC; Walterboro, SC; Williston, SC; Ocala, FL; Ft. Worth, TX; Fayetteville, AR; Weston, Ontario, Canada; Easley, SC; Lexington, TN; Fayetteville, NC; Salt Lake City, UT; Mississauga, Ontario, Canada; Detroit, MI; Big Rapids, MI.

      European facilities (approximately 1,103,000 square feet): Torino, Italy
      (2); Baudour, Belgium; Chieti, Italy; Manopello, Italy; Varberg, Sweden; Ulricehamn, Sweden; Blidsberg, Sweden: Valperga, Italy; Follonica, Italy; Melbourne, Australia.

(2)   Consisting of the following thirty-eight facilities:
      North American facilities (approximately 3,640,000 square feet):
      Springfield, MO; Fort Scott, KS; Alliance, NE; Eldora, IA; McCook, NE; Walnut, CA; Davenport, IA; Bucyrus, OH; Buffalo, NY; Vero Beach, FL; Stillwell, OK; Tulsa, OK; Henderson, NC; Kenly, NC; Davenport, IA; Sacramento, CA; Newark, NJ; Greensboro, NC; Mexico City, Mexico; Plano, TX; Mississauga, Ontario, Canada (2); Cobourg, Ontario, Canada; Grand Island, NY; Hudsonville, MI; Costa Messa, CA; Manitowoc, WI (2); Barrie, Ontario, Canada; Red Wing, MI; El Paso, TX.

      European Facilities (approximately 458,000 square feet): Halesowen, U.K.; Torino, Italy; Barcelona, Spain; Treforest, Wales, UK; Lacoruna, Spain; Rastatt, Germany; and Nice, France.

(3) The Automotive amounts include approximately 350,000 square feet from facilities listed in footnote 2 above. This amount represents a portion of Industrial manufacturing facilities which manufacture products the Company classifies in its Automotive segment.

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

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange (Symbol: IV). The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by the New York Stock Exchange. All amounts have been adjusted for the 5% stock dividend declared in April 1997.


                                 Fiscal 1997                   Fiscal 1996
                               ----------------           ------------------
                               Low         High             Low        High
                               ---         ----             ---        ----

   1st Quarter                $18.125     $21.125         $15.375    $18.250
   2nd Quarter                $19.500     $22.375         $18.250    $21.375
   3rd Quarter                $19.000     $22.625         $16.750    $21.375
   4th Quarter                $19.875     $22.500         $16.375    $20.000

      As of February 28, 1997, the approximate number of holders of record of the Company's Common Stock was 2,400.

      The Company declared total cash dividends of $.138 and $.113 per share during fiscal 1997 and 1996, respectively.


ITEM 6.  SELECTED FINANCIAL DATA


                             FIVE YEAR SUMMARY OF OPERATIONS
                      (Amounts in thousands, except per share data)

                                  Fiscal Year Ended the Last Day of February,
                             ------------------------------------------------

                            1997      1996 (a)    1995 (a)     1994 (a)    1993 (a)
                            ----      -------     --------    ---------   ---------


Income Statement Data:

 Net sales from
  continuing operations $2,076,000   $1,779,200  $1,306,400   $  958,900  $  806,700

 Operating income (b)   $  223,200   $  188,300  $  135,500   $  104,100  $   86,700

 Restructuring charge   $  112,500         -           -            -           -

 Interest expense       $   59,000   $   52,600  $   46,300   $   43,100  $   44,400

 Income from continuing
   operations(c):
   Before restructuring
    charge               $ 100,200    $  82,800   $  55,000   $   38,200  $   26,700
   Restructuring charge    (67,500)        -           -            -           -
      Total continuing      32,700       82,800      55,000       38,200      26,700
 Income from discontinued
   operations (c):
   Before divestitures       5,900        9,600      12,900       12,900      16,000
   Gain on divestitures     17,500         -           -           -            -
      Total discontinued    23,400        9,600      12,900       12,900      16,000
 Extraordinary items (c)      -            -         (1,100)     (21,700)     (3,700)
 Cumulative effect of
  accounting change(c)        -            -           -         (26,000)       -
     NET INCOME          $  56,100    $  92,400   $  66,800   $    3,400  $   39,000

 Primary earnings
  per share (d):
  Continuing operations:
   Before restructuring
    charge               $    1.51     $    1.25   $   1.03    $     .78    $    .55
   Restructuring charge      (1.02)          -          -            -           -
      Total continuing         .49          1.25       1.03          .78         .55
  Discontinued operations:
    Before divestitures        .09           .15        .24          .26         .33
    Gain on divestitures       .26           -          -            -           -
      Total discontinued       .35           .15        .24          .26         .33
  Extraordinary items          -             -         (.02)        (.44)       (.08)
  Accounting change            -             -          -           (.53)        -
      NET INCOME         $     .84     $    1.40   $   1.25    $     .07    $    .80





                                 Fiscal Year Ended the Last Day of February,
                            ------------------------------------------------

                            1997      1996 (a)    1995 (a)     1994 (a)    1993 (a)
                            -----     -------     --------     --------    --------


 Fully-diluted earnings
  per share (d):
  Continuing operations:
   Before restructuring
    charge                $   1.50    $   1.24     $    .96    $    .72    $    .54
   Restructuring charge      (1.01)        -            -           -           -
      Total continuing         .49        1.24          .96         .72         .54
  Discontinued operations:
    Before divestitures        .09         .15          .21         .22         .27
    Gain on divestitures       .26         -            -           -           -
      Total discontinued       .35         .15          .21         .22         .27
  Extraordinary items          -           -           (.02)       (.37)       (.06)
  Accounting change            -           -            -          (.44)        -
      NET INCOME          $    .84    $   1.39     $   1.15     $   .13    $    .75

 Cash dividends paid
  per share (d)           $   .138    $   .113     $   .097     $  .084    $   .073

 Weighted average
  number of shares
  outstanding (d):
    Primary                 66,300      66,200       53,600      49,100      48,600
    Fully-diluted           66,700      66,600       60,700      58,700      58,200


                                       As of the Last Day of February,
                              ------------------------------------------

                            1997        1996        1995       1994        1993
                            ----        ----        ----       ----        ----

 Balance Sheet Data:

  Working capital        $  364,600  $  404,900 $  379,700   $  312,800 $  275,400

  Total assets           $1,974,600  $2,013,100 $1,846,400   $1,282,300 $1,124,800

  Long-term debt         $  528,500  $  642,500 $  610,700   $  567,200 $  497,100

  Stockholders' equity   $  758,400  $  725,500 $  635,500   $  345,400 $  345,600

____________________________
(a)  Restated to reflect discontinued operations.
(b)  Income from continuing operations before restructuring charge, interest expense and taxes.
(c)  Net of related tax effects.
(d)  Restated to reflect the effects of the 5% stock dividend declared in April 1997.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Company's short-term capital needs are met by cash generated through operations, and supplemented by borrowings under various credit facilities to the extent required. During fiscal 1997, net cash provided by earnings (income before restructuring and non-cash items) was $200 million, a 9.3% increase over the $183 million generated in fiscal 1996, which in turn represented an increase of $56.5 million (45%) over fiscal 1995. At February 28, 1997, the Company's working capital investment was $364.6 million, a net decrease of $40.3 million (10%) in comparison to $404.9 million at February 29, 1996, which in turn represented an increase of $25.2 million (6.6%) over the total at February 28, 1995.

Capital expenditures related to continuing operations in fiscal 1997 were $109.2 million, which exceeded depreciation and amortization expense of $69 million for the year, and reflect an increase of $18.7 million over fiscal 1996's expenditures. The increased level of expenditures in fiscal 1997 relates to the Automotive segment, with new facilities and equipment expenditures required to support new products and increased business opportunities primarily in the U.S. and Italy, and also in its expansion efforts in Brazil, Argentina and Australia. Excluding the effects of Imperial Eastman, expenditures in the Industrial segment in fiscal 1997 were up slightly from the level incurred in fiscal 1996. Capital expenditures related to continuing operations in fiscal 1996 were $90.5 million, which exceeded depreciation and amortization expense of $59.2 million for the year, and reflect an increase of $44.7 million over fiscal 1995's expenditures of $45.8 million. Approximately $11 million of the fiscal 1996 increase resulted from the capital requirements of Purolator for all of fiscal 1996, and only four months of fiscal 1995. Additionally, approximately $21 million of the increase related to a new manufacturing facility and other increased capacity requirements in the European units of the Company's Automotive business segment, primarily in Italy. The balance of the increase in fiscal 1996 related to the U.S. units of the Company's Industrial business segment, including a new centralized warehouse and distribution facility.

Management anticipates that the Company's capital expenditure requirements will continue to exceed its annual depreciation and amortization charges in fiscal 1998, due in part to capital required to effect the restructuring.
Cash provided by earnings in fiscal 1997 was sufficient to fund the Company's capital expenditure investments, as well as the cash expenditure requirements of its restructuring efforts during the fiscal year. Management believes that cash generated from earnings will continue to be sufficient to fund such needs for the foreseeable future.

In addition to the capital expenditures identified above, other investment activities of the Company during the past few years include the following:

- In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through May 1, 1997, the Company acquired approximately
      1.5 million of such shares, at an average cost of $23.33 per share, or a total cost of approximately $35 million.

- As part of the Company's strategy to become more focused within its Industrial business segment, the Company sold its Professional Audio, Vapor Corporation, Interstate Highway Signs, and Eagle Signal businesses and certain other non-operating assets during fiscal 1997. Shortly after the end of the fiscal year, the Company also sold its Gulton Data Systems and LFE Industrial Systems businesses. The total of all of these divestitures generated gross proceeds of approximately $313 million.

- During fiscal 1997, the Company initiated a restructuring of its manufacturing and distribution facilities, which is expected to improve customer service, reduce costs and dedicate its facilities to either the Automotive or Industrial business segments. The restructuring resulted in a pre-tax charge against earnings of $112.5 million, with $51.8 million related to cash expenditures required to be made primarily over a two-year period. The remaining $60.7 million non-cash portion of the charge represents primarily asset write-offs and pension benefits to be paid out of the Company's pension fund.

- At the beginning of fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

- Near the end of fiscal 1996, the Company acquired the net assets of FitzSimons Manufacturing Company ("FitzSimons") for a cash purchase price of approximately $24.4 million. During fiscal 1997, the Company also acquired the net assets of Cinotto Tecnomeccanica S.p.A. ("CTM") for a cash purchase price of approximately $17.2 million. Both of these acquisitions are a part of the Automotive segment, and enabled the segment to expand in the U.S. and Europe, and extend its systems delivery capability in its fuel systems and power transmission businesses worldwide.

- In November 1994, the Company acquired all of the stock of Purolator Products Company ("Purolator") for a total cash purchase price of approximately $286.3 million. Purolator is a manufacturer of a broad range of filtration products used principally in the automotive aftermarket, and in specialized industrial applications. The Purolator acquisition provided a significant increase to the Automotive segment's existing aftermarket business, and provided opportunities for each product group to benefit from the segment's combined marketing and distribution capabilities and complementary customer base.

The Company's long-term capital needs are met by cash generated from earnings, bank financing, and public debt and equity offerings. Recent financing activities of a longer term nature include the following:

- In March 1996, the Company entered into a $500 million, five-year non-amortizing revolving credit facility (the "Credit Agreement") with various financial institutions. The proceeds of the initial borrowings under the Credit Agreement were used to repay amounts outstanding under the Company's previously existing credit agreements.

- In March 1996, the Company also completed the private placement of $250 million principal amount of its 7-3/4% Senior Subordinated Notes due 2006 (the "7-3/4% Notes"). The net proceeds from the sale of the 7-3/4% Notes were used to reduce outstanding indebtedness under the Credit Agreement.

- In December 1994, the Company completed an underwritten public offering of 7.1 million shares of its Common Stock at a public offering price of $16.41 per share. The net proceeds of approximately $113 million were used to repay a portion of the Company's outstanding indebtedness under its credit agreement.

- During fiscal 1995, through privately negotiated transactions and a call for redemption, all of the Company's 6-1/4% Convertible Debentures (due February 15, 2011), with a face value of approximately $114.2 million, were converted into approximately 9.1 million shares of the Company's Common Stock.

As of February 28, 1997, the Company had borrowing availability under its Credit Agreement of $500 million and availability under its various other domestic and foreign demand lines of credit of approximately $130 million.


Foreign Currency

The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's sales from foreign locations and exports are significant; therefore, the Company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1997 amounted to approximately $20 million and the notional amount of such contracts outstanding at February 28, 1997 was approximately $2 million.


Results of Operations

The Company classifies its operations into the following two business segments:

      (i) Automotive, which includes the design, manufacture and distribution of (a) fuel, power transmission, and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

      (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide.

The results of operations of Imperial Eastman, CTM, FitzSimons and Purolator have been included in the Company's results of operations from their respective dates of acquisition, as reflected in the Company's audited financial statements, including the segment information identified in Note 14 to such financial statements. Results related to the Company's discontinued operations have been excluded from the results of continuing operations for all periods presented and discussed herein.

Net sales increased approximately $300 million (16.7%) in fiscal 1997 in comparison to fiscal 1996, with approximately $190 million of the increase generated by the Industrial segment (a 24.5% increase) and approximately $110 million generated by the Automotive segment (a 11% increase). Reflecting the effects of acquisitions during the periods, the increase on a pro forma basis was approximately $140 million, with $75 million generated by the Automotive segment and $65 million generated by the Industrial segment, with each segment reflecting an increase of approximately 7% over fiscal 1996.

The pro forma sales increase in the Automotive segment for fiscal 1997 was led by growth in markets outside of the U.S. of approximately 13%, with the majority of the increase occurring in both the aftermarket and OEM markets in Europe. The segment's sales in the U.S. were up approximately 4%, with the growth in the OEM market somewhat stronger than in the aftermarket. The pro forma sales increase in the Industrial segment for fiscal 1997 was led by growth in the U.S. markets of approximately 8%, while the segment's sales outside of the U.S. were up approximately 4%.

Net sales in fiscal 1996 reflect an increase of approximately $475 million (36%) compared to fiscal 1995, with approximately $285 million generated by the Automotive segment (a 40% increase) and approximately $190 million generated by the Industrial segment (a 32% increase). Reflecting the effects of acquisitions during the periods, most significantly the Purolator acquisition, the sales increase on a pro forma basis was approximately $150 million (8%), with approximately $55 million generated by the Automotive segment (a 6% increase) and $95 million generated by the Industrial segment (a 12% increase).

The pro forma sales increase in the Automotive segment for fiscal 1996 was led by growth in markets outside of the U.S. of approximately 20%, with the majority of the increase occurring in both the aftermarket and OEM markets in Europe. The segment's sales in the U.S. were relatively flat in fiscal 1996 in both the segment's aftermarket and OEM markets. The pro forma sales increase in the Industrial segment for fiscal 1996 was attributable to significant growth of approximately 17% in the segment's European markets, and 10 % in the segment's U.S. markets.

Cost of products sold as a percentage of consolidated net sales were 67.8%, 67.7%, and 66.0% in fiscal 1997, 1996 and 1995, respectively. The increase in the percentage of costs from fiscal 1995 is primarily the result of the

Purolator acquisition, due to its historically lower gross margin. On a pro forma basis including Purolator for the entire fiscal year, such costs were 67.5% for fiscal 1995. This level of costs indicates the negative pressures on the margins experienced by both of the Company's business segments, a portion of which has been substantially offset by the positive effects of the Company's cost control and cycle time reduction programs. It is anticipated that the Company's current restructuring program will have a beneficial effect on the level of such costs by the end of fiscal 1998 or early fiscal 1999.

Selling and administration costs as a percentage of consolidated net sales were 16.0%, 16.3% and 18.1% in fiscal 1997, 1996 and 1995, respectively. The reduction in the percentage of costs from fiscal 1995 are partially the result of the Purolator acquisition, which had a lower level of such costs. On a pro forma basis, including Purolator for the entire fiscal year, such costs were 17.6% for fiscal 1995. The reduced level of costs also reflects operating efficiencies achieved from the integration of the Purolator business and the reorganization of the Company's business segments. The lower level of costs also indicates that the Company's continued emphasis on cost control and cycle time reduction has been successful in offsetting the impact of inflation on such costs.

Research and development costs increased by $7.7 million (21%) in fiscal 1997 over fiscal 1996, which in turn increased by $9.0 million (32%) over fiscal 1995. The increases are primarily due to the acquisition of Imperial Eastman and FitzSimons for fiscal 1997 and Purolator for fiscal 1996. As a percentage of consolidated net sales, such costs were 2.1% in each of fiscal 1997, 1996 and 1995. This consistent level of investment reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $9.8 million (17%) in fiscal 1997 over fiscal 1996, which in turn increased by $14.9 million (34%) over fiscal 1995. The increases are attributable to the acquisition of Imperial Eastman and FitzSimons for fiscal 1997 and Purolator for fiscal 1996, as well as the increased level of capital equipment expenditures in the past two years.

The above mentioned items resulted in the following operating income (before the restructuring charge) for each of the fiscal years presented (dollars in millions):

                             1997                1996              1995
                       -----------------   ---------------    ---------------
                                 % of                % of               % of
                                Related            Related            Related
                       Amount    Sales     Amount   Sales     Amount   Sales
                       ------   -------    -----   -------    ------   ------

OPERATING INCOME

Automotive             $122.1    11.0%     $110.6   11.0%     $  79.3  11.0%
Industrial              120.5    12.5%       95.1   12.3%        72.1  12.3%
Total operating
 income before
 corporate expenses     242.6    11.7%      205.7   11.6%       151.4  11.6%

Corporate expenses      (19.4)   (0.9)%     (17.4)  (1.0)%      (15.9) (1.2)%

Operating Income       $223.2    10.8%     $188.3   10.6%      $135.5  10.4%

The $112.5 million restructuring charge recognized in fiscal 1997 relates to the Company's decision to realign and refocus its operations. The effect of this charge, after taxes, reduced income from continuing operations by $67.5 million, or $1.01 per fully-diluted share of common stock.

Interest expense in fiscal 1997 increased $6.4 million (12.2%) over fiscal 1996, which in turn increased $6.3 million (13.6%) over fiscal 1995. The increase in fiscal 1997 is primarily the result of increased borrowings required to finance the Imperial Eastman and FitzSimons acquisitions. The increase in fiscal 1996 represents the net effects of increased borrowings to finance the Purolator acquisition, substantially offset as a result of the financing transactions referred to previously under liquidity and capital resources, as well as lower interest rates resulting from the Company's improved debt to total capitalization position.

The Company's provision for income taxes as a percentage of income before taxes was 39.0% (excluding the restructuring charge), 39.0% and 38.3% in fiscal 1997, 1996 and 1995, respectively. The higher rates in comparison to the U.S. statutory tax rate are primarily the result of income in foreign jurisdictions with higher statutory tax rates than in the U.S., and state and local taxes.

As a result of all of the above, income from continuing operations, before the restructuring charge, was $100.2 million, an increase of $17.4 million (21%) over the $82.8 million reported for fiscal 1996, which in turn increased $27.8 million (50%) over fiscal 1995.

Impact of Inflation

Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Future Factors that may affect the operations, performance and results of the Company's businesses include the following:

      a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations and joint ventures;
      b. the Company's ability to continue to control and reduce its costs of production;
      c. the level of consumer demand for new vehicles equipped with the Company's products;
      d. the level of consumer demand for the Company's aftermarket products, which varies based on such factors as the severity of winter weather, the age of automobiles in the Company's markets and the impact of improvements or changes in original equipment products;
      e. the effect of changes in the distribution channels for the Company's aftermarket and industrial products;
      f. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business; and

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 28, 1997......................................... 27

Consolidated Balance Sheets at February 28, 1997
 and February 29, 1996 ....................................................28

Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 28, 1997........................................................29

Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 28, 1997..................................................30

Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 28, 1997.......................................31

Notes to Consolidated Financial Statements ................................32

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors and Stockholders of Mark IV Industries, Inc.



We have audited the accompanying consolidated balance sheets of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.




                                             COOPERS & LYBRAND L.L.P.




Rochester, New York
March 18, 1997

                                  MARK IV INDUSTRIES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                             Last Day of February 1997 and 1996
                                   (Dollars in Thousands)



      ASSETS                                       1997             1996
                                                  -----            -----

Current Assets:
  Cash                                          $    1,300       $      900
  Accounts receivable                              390,100          399,600
  Inventories                                      377,600          405,000
  Other current assets                              76,500           68,300
      Total current assets                         845,500          873,800

Pension and other non-current assets               214,000          216,500
Property, plant and equipment, net                 553,300          553,700
Cost in excess of net assets acquired              361,800          369,100

      TOTAL ASSETS                              $1,974,600       $2,013,100

   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities of debt  $   89,300       $   95,100
  Accounts payable                                 188,400          191,300
  Compensation related liabilities                  89,300           71,300
  Accrued interest                                  20,400           12,700
  Other current liabilities                         93,500           98,500
      Total current liabilities                    480,900          468,900

Long-Term Debt:
  Senior debt                                       22,000          136,100
  Subordinated debt                                506,500          506,400
      Total long-term debt                         528,500          642,500
Other non-current liabilities                      206,800          176,200
Stockholders' Equity:
  Preferred stock - $.01 par value;
   Authorized 10 million shares;
   No issued shares                                   -               -
  Common stock - $.01 par value;
   Authorized 200 million shares;
   Issued 66.3 million shares in 1997 and
   66.2 million shares in 1996                         700              600
  Additional paid-in capital                       696,500          617,600
  Retained earnings                                 79,300          109,700
  Foreign currency translation adjustment          (18,100)          (2,400)
     Total stockholders' equity                    758,400          725,500


     TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY                    $1,974,600       $2,013,100

The accompanying notes are an integral part of these financial statements.



                                  MARK IV INDUSTRIES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED THE LAST DAY OF FEBRUARY 1997, 1996 and 1995
                        (Amounts in Thousands, Except Per Share Data)




                                                     1997        1996          1995
                                                            (As Restated)  (As Restated)
                                                   -------     -------       ------


Net sales from continuing operations             $2,076,000   $1,779,200    $1,306,400
Operating costs:
  Cost of products sold                           1,408,100    1,205,100       862,100
  Selling and administration                        331,200      289,800       236,700
  Research and development                           44,500       36,800        27,800
  Depreciation and amortization                      69,000       59,200        44,300
    Total operating costs                         1,852,800    1,590,900     1,170,900
  Operating income, before restructuring charge     223,200      188,300       135,500
Restructuring charge                                112,500         -             -
Interest expense                                     59,000       52,600        46,300
  Income from continuing operations,
   before provision for taxes                        51,700      135,700        89,200
Provision for taxes                                  19,000       52,900        34,200
  Income from continuing operations                  32,700       82,800        55,000
Income from discontinued operations:
  Income from operations, net of taxes                5,900        9,600        12,900
  Gain on divestitures, net of taxes                 17,500         -             -
    Total from discontinued operations               23,400        9,600        12,900
Extraordinary loss from early
 extinguishment of debt, net of tax                    -            -           (1,100)
     NET INCOME                                  $   56,100   $   92,400    $   66,800
Net income per share of common stock:
  Primary:
   Income from continuing operations             $      .49   $     1.25    $     1.03
   Income from discontinued operations                  .35          .15           .24
   Extraordinary loss                                  -              -           (.02)
     NET INCOME                                  $      .84   $     1.40    $     1.25
  Fully-diluted:
   Income from continuing operations             $      .49   $     1.24    $      .96
   Income from discontinued operations                  .35          .15           .21
   Extraordinary loss                                  -             -            (.02)
     NET INCOME                                  $      .84   $     1.39    $     1.15
Weighted average number of shares outstanding:
  Primary                                            66,300       66,200        53,600
  Fully-diluted                                      66,700       66,600        60,700


  The accompanying notes are an integral part of these financial statements.





                                  MARK IV INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED THE LAST DAY OF FEBRUARY 1997, 1996 AND 1995
                        (Dollars in Thousands, Except Per Share Data)

                                                                         Foreign
                                                Additional               Currency
                                     Common      Paid-in    Retained   Translation
                                     Stock       Capital    Earnings    Adjustment
                                     -----      ----------  --------    -----------



Balance at February 28, 1994         $  400     $261,500    $ 88,600     $ (5,100)

  Net income for fiscal 1995                                  66,800
  Cash dividends of $.097 per share                           (5,600)
  Stock dividend of 5%                            59,000     (59,000)
  Sale of Common Stock at
   $16.41 per share, net of expenses    100      114,400
  Conversion of 6-1/4% Debentures,
   net of expenses                      100      111,100
  Restricted stock grants, net                     1,600
  Stock options activity,
   including related tax benefits                  2,600
  Translation adjustment                                                   (1,000)

Balance at February 28, 1995            600      550,200      90,800       (6,100)

  Net income for fiscal 1996                                  92,400
  Cash dividends of $.113 per share                           (7,500)
  Stock dividend of 5%                            66,000     (66,000)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    100
  Translation adjustment                                                    3,700

Balance at February 29, 1996            600      617,600     109,700       (2,400)

  Net income for fiscal 1997                                  56,100
  Cash dividends of $.138 per share                           (9,100)
  Stock dividend of 5%                  100       77,300     (77,400)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,700)

Balance at February 28, 1997        $   700     $696,500    $ 79,300     $(18,100)


The accompanying notes are an integral part of these financial statements.



                                  MARK IV INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED THE LAST DAY OF FEBRUARY 1997, 1996 AND 1995
                                   (Dollars in Thousands)



                                                   1997       1996          1995
                                                          (As Restated) (As Restated)
                                                  ------    ---------     ---------



Cash flows from operating activities:
  Income from continuing operations             $ 32,700    $ 82,800      $ 55,000
  Items not affecting cash:
   Depreciation and amortization                  69,000      59,200        44,300
   Deferred income taxes                          23,200      25,700        14,500
   Pension income, net of other items             (4,800)     (4,900)      (11,100)
   Restructuring charge, net of tax               36,400        -             -
  Income from discontinued operations,
   before non-cash items                          12,300      20,200        23,800
  Changes in assets and liabilities, net
   of effects of acquired and
   divested businesses:
    Accounts receivable                          (43,200)      5,900       (10,400)
    Inventories                                  (31,900)    (27,800)      (18,900)
    Other assets                                 (20,700)    (22,400)       (3,800)
    Accounts payable and other liabilities        (1,200)    (26,800)       17,700
    Net assets of discontinued operations        (10,900)    (22,300)      (13,700)
     Net cash provided by
      operating activities                        60,900      89,600        97,400
Cash flows from investing activities:
  Acquisitions                                   (95,200)    (28,200)     (300,900)
  Divestitures and asset sales                   276,600       1,600        12,100
  Purchase of plant and equipment, net:
     Continuing operations                      (106,900)    (87,100)      (44,600)
     Discontinued operations                      (4,000)     (5,000)       (5,000)
     Net cash provided from (used in)
      investing activities                        70,500    (118,700)     (338,400)
Cash flows from financing activities:
  Credit agreement borrowings, net               (97,300)   (242,700)      111,200
  Issuance of subordinated debt                     -        248,400          -
  Other changes in long-term debt, net           (16,700)      3,400           900
  Changes in short-term bank borrowings           (8,200)     27,500        19,500
  Common stock transactions                          300         100       114,800
  Cash dividends paid                             (9,100)     (7,500)       (5,100)
     Net cash provided from (used in)
      financing activities                      (131,000)     29,200       241,300
     Net increase in cash                            400         100           300
Cash and cash equivalents:
  Beginning of the year                              900         800           500
  End of the year                               $  1,300    $    900      $    800


The accompanying notes are an integral part of these financial statements.



                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and its Significant Accounting Policies

The Company

The Company is a diversified manufacturer of proprietary and other products, with operations primarily in automotive and industrial power and fluid transfer and filtration businesses.

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

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (goodwill) is amortized on the straight-line method over 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business.

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

Fully-diluted net income per share, in addition to the weighted average determined above, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 6-1/4% Debentures for the period outstanding during fiscal 1995.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128), which will be effective for the Company's fiscal year ended February 28, 1998. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's earnings per share as currently determined.


Stock-Based Compensation

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for the Company's fiscal year ended February 28, 1997. SFAS No. 123 requires companies to recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has chosen not to recognize compensation expense for options granted under its Incentive Stock Option Plans, and the related pro forma information has not been presented, since such accounting recognition would not have a substantive effect on the Company's reported results of operations. Tax benefits received by the Company upon the exercise and subsequent sale of the options by its employees are recognized as an increase in additional paid in capital as they occur.


Consolidated Statements of Cash Flows

For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $62 million; $64 million and $56 million in fiscal 1997, 1996 and 1995, respectively. The Company paid income taxes of approximately $26 million; $26 million and $22 million in fiscal 1997, 1996 and 1995, respectively.

                           MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    Restructuring

During fiscal 1997, the Company began to realign and refocus its operations, including the closure of certain facilities with an aggregate of one million square feet of manufacturing and distribution/warehousing space. The realignment will result in the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products will become dedicated to one or the other of the Company's business segments. The restructuring is expected to be substantially completed by the middle of fiscal 1999. In this regard, the Company recognized a restructuring charge of $112.5 million in fiscal 1997, and such amount has been identified separately in the accompanying consolidated statements of income. The primary elements of the charge are as follows (dollars in thousands, except per share amount):

                                                     Amount
                                                   Expended or     Balance
                                                   Adjusted at   Remaining at
                                       Total      February 28,   February 28,
                                       Charge         1997           1997
                                      --------     -----------    ----------

      Non-cash charges                $ 60,700      $ 60,700      $    -
      Facility closing and lease
       run-out costs                    24,700         5,500         19,200
      Employee termination
       and other costs                  27,100        13,100         14,000
        Pre-tax charge                 112,500        79,300         33,200
      Tax benefit                       45,000        31,700         13,300
        Net of tax charge             $ 67,500      $ 47,600      $  19,900

        Net of tax charge per
         fully-diluted share
         of Common Stock              $   1.01

The non-cash charges include fixed asset impairments, and also include amounts to be paid to employees out of the Company's master defined-benefit pension plan, as well as the accelerated recognition of related unamortized pension costs. The employee termination and other costs include amounts to be paid directly by the Company to employees of certain of the Company's manufacturing and distribution facilities in the U.S. and Europe.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Acquisitions and Divestitures

In fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

In fiscal 1996, the Company acquired the net assets of FitzSimons
Manufacturing Company ("FitzSimons") for a cash purchase price of approximately $24.4 million. FitzSimons is a manufacturer of fuel system components for the North American automobile and truck industries, and is included in the Company's Automotive business segment.

In fiscal 1995, the Company acquired Purolator Products Company ("Purolator") for a total cash purchase price of approximately $286 million. Purolator is a manufacturer of a broad range of filtration products used principally in the automotive aftermarket, and in specialized industrial applications.

In February 1997, the Company completed the sale of its Professional Audio business for cash proceeds of approximately $156.4 million. Earlier in the fiscal year, the Company also completed the sale of its Vapor Corporation business and certain other divestitures, bringing total proceeds received for all divestitures in the fiscal year to approximately $277 million. As a result of the significance of the operations divested, all of which were a part of the Company's Industrial business segment, their results of operations up to their disposal dates have been segregated from the Company's continuing operations and presented as discontinued operations in the accompanying consolidated statements of income and cash flows for fiscal 1997. The consolidated statements of income and cash flows for fiscal 1996 and 1995 have been restated to reflect such discontinued operations in a manner consistent with the presentation for fiscal 1997. The results of operations of these discontinued businesses up to their respective disposal dates were as follows (dollars in thousands):


                                                1997         1996       1995

      Sales                                   $218,100     $309,300   $296,900
      Income before taxes                     $  9,700     $ 15,700   $ 21,200
      Provision for taxes                        3,800        6,100      8,300
        Income from discontinued operations   $  5,900     $  9,600   $ 12,900

Income from discontinued operations reflects the allocation of interest expense to discontinued operations, after tax effects, of $4.8 million, $5.2 million and $4.6 million in fiscal 1997, 1996 and 1995, respectively.

                        MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Accounts Receivable and Inventories

Accounts receivable are reflected net of allowances for doubtful accounts of $14.7 million and $16.7 million at February 28, 1997 and February 29, 1996, respectively. The amount at February 29, 1996 included $2.4 million related to discontinued operations.

Inventories consist of the following at February 28, 1997 and February 29, 1996 (dollars in thousands):
                                                  1997              1996

      Raw materials                           $  87,200         $ 112,900
      Work-in-process                            68,700            57,500
      Finished goods                            221,700           234,600
               Total                          $ 377,600         $ 405,000

The total at February 29, 1996, includes $75.3 million related to discontinued operations.

As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed historical FIFO costs by approximately $37.2 million and $40.0 million at February 28, 1997 and February 29, 1996, respectively. The excess at February 29, 1996, includes $1.8 million related to discontinued operations.


5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 28, 1997 and February 29, 1996 (dollars in thousands):

                                                         1997         1996


   Land and land improvements                         $ 25,000     $ 43,400
   Buildings                                           146,800      155,300
   Machinery and equipment                             529,800      547,700
     Total property, plant and equipment               701,600      746,400
   Less accumulated depreciation                       148,300      192,700
     Property, plant and equipment, net               $553,300     $553,700

The net amount at February 29, 1996, includes approximately $56 million related to discontinued operations.

Depreciation expense related to continuing operations was approximately $55.7 million; $46.8 million; and $34.9 million in fiscal 1997, 1996 and 1995, respectively.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $41.2 million and $39.3 million at February 28, 1997 and February 29, 1996, respectively. Cost in excess of net assets acquired at February 28, 1997 reflects approximately $41.3 million related to the Company's acquisitions in fiscal 1997, and also reflects the elimination of approximately $40.1 million which related to discontinued operations. Amortization expense related to continuing operations was approximately $9.6 million; $8.4 million; and $5.8 million in fiscal 1997, 1996 and 1995, respectively.

7.  Long-Term Debt

Long-term debt consists of the following at February 28, 1997 and February 29, 1996 (dollars in thousands):
                                                    1997             1996
   Senior debt:
     Credit Agreement                            $     -           $   97,300
     Other items                                     27,400            46,700
       Total senior debt                             27,400           144,000
     Less current maturities                         (5,400)           (7,900)
       Net senior debt                               22,000           136,100
   Subordinated debt:
     7-3/4% Senior Subordinated Notes               248,500           248,400
     8-3/4% Senior Subordinated Notes               258,000           258,000
       Total subordinated debt                      506,500           506,400
       Total long-term debt                         528,500           642,500
   Stockholders' equity                             758,400           725,500
       Total capitalization                      $1,286,900        $1,368,000
       Long-term debt as a percentage
        of total capitalization                       41.1%             47.0%

The Company's primary credit agreement (the "Credit Agreement") provides for a five year non-amortizing revolving credit facility with borrowing availability of $400 million under a domestic facility (the "Domestic Credit Facility") and $100 million under a multi-currency facility (the "Multi-Currency Credit Facility"). The Multi-Currency Credit Facility permits borrowings to be made in dollars as well as specified foreign currencies.

Borrowings under the Domestic Credit Facility bear interest at an annual rate equal to, at the Company's option, either (i) the greater of (a) the reference rate of the agent acting on behalf of the various banks or (b) the Federal Funds Rate plus 0.50% or (ii) LIBOR plus a margin (the "Applicable Margin") ranging from 0.225% to 0.35% depending upon the Company's consolidated leverage ratio, as determined on a quarterly basis. Borrowings under the Multi-Currency Credit Facility bear interest at the LIBOR rate for the currency of each loan plus the Applicable Margin. The Company is also required to pay a commitment fee at an annual rate ranging from 0.125% to 0.20% of the total borrowing availability under the Credit Agreement (the "Facility Fee Rate"), determined on the basis of the same consolidated leverage ratio. Based upon the Company's consolidated leverage ratio as of February 28, 1997, the Applicable Margin and Facility Fee Rate are 0.225% and
 .15% respectively.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Credit Agreement contains customary covenants, including those requiring the maintenance of specified consolidated interest coverage and leverage ratios and amounts of consolidated net worth. Borrowings under the Credit Agreement are guaranteed by the Company's significant domestic subsidiaries and are collateralized by a pledge of the capital stock of each of such subsidiaries.

The 7-3/4% Notes are due 2006, and are general unsecured obligations of the Company. The 7-3/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Notes. The 8-3/4% Notes are due 2003, and are redeemable beginning in April 1998, at 104.375% of principal amount, and thereafter at an annually declining premium over par until April 2001, when they are redeemable at par. The related Indentures for these Notes limit the payment of dividends and the repurchase of the Company's Common Stock, and include certain other restrictions and limitations customary with subordinated indebtedness of this type.

The Company has an interest rate swap agreement in an aggregate notional amount of approximately $30 million, denominated in Italian Lire, under which it is paying interest at an annual rate of approximately 12.0%. The agreement, which expires in March 1998, effectively converts the variable rate of interest payable by the Company on such amount of its indebtedness to a fixed annual rate of interest.

Based on market quotes and interest rates currently available to the Company for debt with similar terms and remaining maturities, the aggregate fair value of total long-term debt at February 28, 1997 and February 29, 1996 was approximately $526 million and $650 million, respectively.

Annual maturities of long-term debt for the next five fiscal years are approximately: 1998-$5.4 million; 1999-$9.3 million; 2000-$4.0 million; 2001-$3.4 million; and 2002-$3.3 million.


8.  Leases

The Company has operating leases which expire at various dates through 2010 with, in some instances, cost escalation and renewal privileges. Total rental expense under operating leases related to continuing operations was approximately $16.8 million; $16.5 million and $14.7 million in fiscal 1997, 1996 and 1995, respectively. Future minimum rental payments under operating leases related to continuing operations are approximately: 1998-$13.6 million; 1999-$9.4 million; 2000-$6.5 million; 2001-$4.2 million; 2002-$3.6 million; and 2003 and thereafter - $13.3 million.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Income Taxes

Income from continuing operations, before provision for taxes, and the related provision for taxes for fiscal 1997, 1996 and 1995 consists of the following (dollars in thousands):

                                           1997        1996       1995

Income before provision for taxes:
   United States                         $ 87,700     $ 71,900   $ 56,200
   Foreign                                 76,500       63,800     33,000
   Restructuring charge                  (112,500)        -          -
       Total                             $ 51,700     $135,700   $ 89,200

Provision for taxes:
  Currently payable:
   United States                         $ 24,600     $ 13,700   $ 10,100
   Foreign                                 16,200       13,500      9,600
   Restructuring related                   (8,000)        -          -
       Total currently payable             32,800       27,200     19,700
  Deferred:
   United States                           12,900       14,800      6,100
   Foreign                                 10,300       10,900      8,400
   Restructuring related                  (37,000)        -          -
       Total deferred                     (13,800)      25,700     14,500
       Total provision for taxes         $ 19,000     $ 52,900   $ 34,200


The provision for taxes on income from continuing operations for fiscal 1997, 1996, and 1995 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                            1997       1996       1995

Expected tax at United States
 statutory income tax rate                $18,100    $47,500    $ 31,200
Permanent differences                       2,100      1,400       1,700
State and local income taxes               (1,300)     2,300       1,500
Foreign tax rate differences
 and other items, net                         100      1,700        (200)
    Total provision for taxes             $19,000    $52,900    $ 34,200


The provision for taxes on income from discontinued operations, before divestiture considerations, was approximately 39% in each of fiscal 1997, 1996 and 1995. The higher effective tax rate than the U.S. statutory tax rate is due primarily to foreign income taxed at higher statutory tax rates. The gain on divestitures in fiscal 1997, before taxes, was approximately $25.2 million, which resulted in a tax provision of $7.7 million, for an effective tax rate of approximately 31%. This lower effective tax rate was caused by a higher tax basis in the stock of certain of the entities sold, in comparison to the underlying book basis in the net assets included in such entities.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 28, 1997 and February 29, 1996 (dollars in thousands):

                                                     1997         1996

Current:
   Accounts receivable                            $  5,600      $  6,500
   Inventories                                      (4,200)       (5,100)
   Compensation related liabilities                  6,200         7,800
   Restructuring liabilities                         8,300          -
   Tax credit carryforwards                         12,000         4,000
   Other items                                       7,500        (8,000)
     Net current asset                            $ 35,400      $  5,200
Non-current:
   Fixed and intangible assets                    $(20,800)     $(41,000)
   Pension and postretirement related items        (12,000)      (11,300)
   Restructuring liabilities                         5,000          -
   Tax credit carryforwards                          -            17,000
   Other items                                       2,900         2,200
     Net non-current liability                    $(24,900)     $(33,100)


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

The funded status of the Company's defined benefit plans consists of the following at February 28, 1997 and February 29, 1996 (dollars in thousands):

                                                      1997         1996
Actuarial present value of benefit obligations:
   Vested                                          $(313,600)   $(283,500)
   Accumulated                                     $(326,800)   $(289,600)
   Projected                                       $(337,100)   $(303,100)
Plan assets at fair value                            418,000      366,400
Plan assets in excess of projected
 benefit obligations                                  80,900       63,300
Unrecognized net loss and
 differences in assumptions                           30,900       48,800
Unrecognized prior service costs                       1,100        7,500
Prepaid pension cost recognized in the
 consolidated balance sheets                       $ 112,900    $ 119,600

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The plans' assets consist of corporate and government bonds, listed common stocks, guaranteed investment contracts, and real estate investments.
Included in the plans' assets are $44.3 million of the Company's securities at February 28, 1997.

Net pension income for the defined benefit pension plans in fiscal 1997, 1996, and 1995 includes the following components (dollars in thousands):

                                        1997           1996          1995
Service cost-benefits
 earned during the period             $ (5,600)     $  (3,700)    $ (3,600)
Interest cost on projected
 benefit obligation                    (23,300)       (22,400)     (19,500)
Actual return on assets                 59,900         68,600        4,300
Curtailment losses                      (2,400)        (1,200)        -
Amortization and
 unrecognized losses (gains)           (18,100)       (34,800)      31,300
   Net pension income                 $ 10,500      $   6,500     $ 12,500

The restructuring plan discussed in Note 2 will result in the termination of employment of a number of employees covered by the Company's defined benefit plans. As a result, the Company recognized a charge in fiscal 1997 of approximately $16 million for pension curtailment and special termination benefits expense. Such amount has been included in the restructuring charge identified in Note 2, and excluded from the net pension income determination identified above.

The assumptions utilized to measure the projected benefit obligations and net pension income are as follows:
                                           1997        1996        1995

Discount rate                              7.50%       7.50%       8.75%
Expected long-term rate of return         11.50%      11.50%      11.50%
Average increase in compensation           4.00%       4.00%       4.00%

The Company also has defined contribution pension plans for a significant number of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans, the substantial part of which is funded currently, amounted to approximately $13.9 million; $10.6 million and $8.1 million in fiscal 1997, 1996 and 1995, respectively.


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

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the liability for the cost of these plans, referred to as the accumulated post-retirement benefit obligation (APBO). Such amounts are included with other non-current liabilities in the consolidated balance sheets at February 28, 1997 and February 29, 1996 (dollars in thousands):
                                                       1997          1996
Accumulated post-retirement benefit obligation:
  Retirees and beneficiaries receiving benefits      $76,500       $68,300
  Active employees, fully eligible for benefits        5,800         6,500
  Active employees, not fully eligible for benefits    5,900         9,300
     Total accumulated benefit obligation             88,200        84,100
Unrecognized net loss                                (18,000)      (13,500)
     Post-retirement benefit liability recognized
      in the consolidated balance sheets             $70,200       $70,600


The Company's post-retirement benefit expense for fiscal 1997, 1996 and 1995 includes the following components (dollars in thousands):
                                            1997        1996         1995
   Service cost-benefits earned
    during the period                      $  600      $  600       $  500
   Interest cost on the APBO                6,200       6,000        4,600
   Amortization expense                       100         100          -
       Total expense                       $6,900      $6,700       $5,100


The APBO was calculated using a discount rate of 7.50% at February 28, 1997, and February 29, 1996. The APBO determinations assume an initial health care cost trend rate of approximately 8.0%, trending down rateably to an ultimate rate of 4.5% in fiscal 2003. The impact of a one-percentage-point increase in such trend rate would be to increase the APBO at February 28, 1997 by approximately $1.6 million and increase annual expense by approximately $0.1 million.


12.  Legal Proceedings

The Company is involved in various legal and environmental-related issues. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


13.  Stockholders' Equity and Stock Options

The Company has a Shareholders' Rights Plan under which Rights were distributed as a dividend at a rate of one Right for each share of Common Stock held. Each Right entitles the holder to buy one one-hundredth of a newly-issued share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $80.00 per share. If an acquiring person beneficially owns 20% or more of the Company's Common Stock or the Company is a party to a business combination which is not approved by the Company's Board of Directors, each Right (other than those held by the acquiring person) will entitle the holder to receive, upon exercise, shares of Common Stock of the Company or of the surviving company with a value equal to two times the exercise price of the Right.

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's Board of Directors declared a five percent stock dividend in April 1997, as well as previous five percent stock dividends which were distributed in each of April 1996 and 1995. All share amounts have been presented as if the stock distributions had occurred at the beginning of fiscal 1995. The Company is currently authorized to repurchase up to 7.3 million shares of its outstanding Common Stock. The Company is also authorized to issue 10 million shares of Preferred Stock, and there are no shares outstanding at the present time.

The Company's qualified Incentive Stock Option Plans provide for granting options to key employees to allow them to purchase the Company's Common Stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of ten years. During fiscal 1997, the Company's shareholders approved the 1996 Incentive Stock Option Plan, which allocated 3.1 million shares of the Company's authorized Common Stock to be used for granting of stock options. There were approximately 3.5 million and 0.4 million shares reserved for the future granting of options at February 28, 1997 and February 29, 1996, respectively.

The following table summarizes the status of all of the Company's stock option transactions for fiscal 1997, 1996 and 1995 (share amounts in thousands):

                            1997               1996               1995
                      -----------------   ---------------     ---------------
                               Average            Average            Average
                      Option    Option    Option   Option     Option  Option
                      Shares     Price    Shares    Price     Shares   Price
                      ------    ------    ------   ------     ------   -----

Balance at
 beginning
 of year               1,841      $14.08    1,500   $11.90       658   $ 7.75
Activity during
 the year:
  Granted                -           -        712   $17.02       960   $14.00
  Exercised             (410)     $10.45     (338)  $10.68      (110)  $ 5.43
  Canceled               (10)     $16.15      (33)  $13.35        (8)  $10.42
Balance at
 end of year:
  Outstanding          1,421      $15.11    1,841   $14.08     1,500   $11.90
  Exercisable            684      $13.60      649   $10.13       711   $ 9.52


Under the Company's Restricted Stock Plan, there are approximately 348,000 restricted shares outstanding under various restricted stock awards as of February 28, 1997. Approximately 276,000 shares remain available for issuance under the Plan as of that date. The fair market value of restricted stock awards as of the date of grant is recognized as it is earned over the restriction period, with $1.3 million; $1.3 million; and $1.6 million recognized as an expense in fiscal 1997, 1996, and 1995, respectively.

                          MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Industry Segments and Geographic Areas

The Company classifies its operations into the following two business segments:

      (i) Automotive, which includes the design, manufacture and distribution of (a) fuel, power transmission, and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

      (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide.

As a result of the discontinued operations discussed in Note 3, the Company's industry segment and geographic information for fiscal 1996 and 1995 has been restated to exclude the discontinued operations. Information concerning the Company's business segments for fiscal 1997, 1996 and 1995 is as follows (dollars in thousands):

                                              1997        1996       1995

NET SALES TO CUSTOMERS
 Automotive                                $1,111,700  $1,004,300  $  718,900
 Industrial                                   964,300     774,900     587,500
   Total related to
    continuing operations                  $2,076,000  $1,779,200  $1,306,400

OPERATING INCOME
 Automotive                                $  122,100  $  110,600  $   79,300
 Industrial                                   120,500      95,100      72,100
   Sub-total                                  242,600     205,700     151,400
 Restructuring charge                        (112,500)       -           -
   Total operating income                     130,100     205,700     151,400
 General corporate expense                    (19,400)    (17,400)    (15,900)
 Interest expense                             (59,000)    (52,600)    (46,300)
   Income from continuing
    operations before
    provision for taxes                    $   51,700  $  135,700  $   89,200

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              1997        1996       1995

IDENTIFIABLE ASSETS
 Automotive                                $1,107,900  $1,030,000  $  922,700
 Industrial                                   833,900     684,100     652,400
 General corporate                             32,800      29,600      32,700
     Total related to
      continuing operations                 1,974,600   1,743,700   1,607,800
 Discontinued operations                         -        269,400     238,600
     Total                                 $1,974,600  $2,013,100  $1,846,400

DEPRECIATION AND AMORTIZATION
 Automotive                                $   38,900  $   33,100  $   23,100
 Industrial                                    26,400      22,500      17,500
 General corporate                              3,700       3,600       3,700
     Total related to
      continuing operations                $   69,000  $   59,200  $   44,300

CAPITAL OUTLAYS
 Automotive                                $   68,300  $   57,600  $   29,100
 Industrial                                    40,900      32,900      16,700
      Total related to
       continuing operations               $  109,200  $   90,500  $   45,800

The Company's operations outside of the United States are located primarily in Europe, and to a lesser extent in Canada, Latin America and the Far East. Information concerning the Company's operations by geographic area for fiscal 1997, 1996 and 1995 is as follows (dollars in thousands):


                                             1997         1996         1995

NET SALES FROM
 CONTINUING OPERATIONS
  United States                           $1,496,400   $1,271,300   $  912,900
  Foreign                                    579,600      507,900      393,500
    Total related to
     continuing operations                $2,076,000   $1,779,200   $1,306,400

OPERATING INCOME FROM
 CONTINUING OPERATIONS
  United States                           $  166,400   $  138,200   $  102,900
  Foreign                                     76,200       67,500       48,500
    Sub-total                                242,600      205,700      151,400
  Restructuring charge                      (112,500)        -            -
    Total related to
     continuing operations                $  130,100   $  205,700   $  151,400

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                       1997         1996           1995

IDENTIFIABLE ASSETS
  United States                     $1,438,600    $1,259,800   $1,207,400
  Foreign                              536,000       483,900      400,400
    Total related to
     continuing operations           1,974,600     1,743,700    1,607,800
  Discontinued operations                 -          269,400      238,600
    Total                           $1,974,600    $2,013,100   $1,846,400

The net sales to customers reflect the sales of the continuing operating units in each geographic area to unaffiliated customers. Export sales of continuing operating units from the United States to unaffiliated customers were $95.4 million, $91.6 million, and $70.3 million in fiscal 1997, 1996, and 1995, respectively. Inter-segment sales are not material. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers.

15.   Quarterly Financial Data and Information (Unaudited)

The following table sets forth the Company's unaudited results of operations for each of the fiscal quarters in the years ended February 28, 1997 and February 29, 1996. Amounts have been restated to reflect the discontinued operations identified in Note 3, as well as the Company's 5% stock dividend issued in April 1997. All amounts are presented in thousands of dollars, except for the per share data:

                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     -----

Fiscal 1997
-----------
Continuing operations:
 Net sales               $540,900   $494,300   $521,600  $519,200  $2,076,000
 Gross profit (a)        $175,800   $161,100   $170,400  $160,600  $  667,900
 Operating income before
  restructuring charge   $ 59,700   $ 55,100   $ 55,800  $ 52,600  $  223,200
 Restructuring charge        -          -      (112,500)     -       (112,500)
 Interest expense         (14,900)   (15,400)   (14,500)  (14,200)    (59,000)
 Provision for taxes      (17,500)   (15,500)    28,900   (14,900)    (19,000)
    Total continuing       27,300     24,200    (42,300)   23,500      32,700
Discontinued operations     1,200      2,600     13,600     6,000      23,400
    Net income (loss)    $ 28,500   $ 26,800   $(28,700) $ 29,500  $   56,100

                            MARK IV INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                         ---------   -------   -------    -------     -----

Fiscal 1997
-----------
Primary earnings
 per share:
 Continuing operations:
  Before restructuring
   charge                $    .41    $   .37   $    .38  $    .35   $   1.51
  Restructuring charge        -          -        (1.02)      -        (1.02)
    Total continuing          .41        .37       (.64)      .35        .49
 Discontinued operations      .02        .04        .20       .09        .35
    Net income (loss)    $    .43    $   .41   $   (.44) $    .44   $    .84


Fully-diluted earnings
 per share:
 Continuing operations:
  Before restructuring
   charge                $    .41    $   .36   $    .38  $    .35   $   1.50
  Restructuring charge        -          -        (1.01)      -        (1.01)
    Total continuing          .41        .36       (.63)      .35        .49
 Discontinued operations      .02        .04        .20       .09        .35
    Net income (loss)    $    .43    $   .40   $   (.43) $    .44   $    .84


Fiscal 1996
-----------

Continuing Operations:
 Net sales               $443,300   $433,900   $447,000  $455,000  $1,779,200
 Gross profit (a)        $151,100   $141,400   $147,000  $134,600  $  574,100
 Operating income        $ 49,300   $ 48,200   $ 47,600  $ 43,200  $  188,300
 Interest expense         (12,900)   (12,900)   (13,300)  (13,500)    (52,600)
 Provision for taxes      (14,200)   (13,700)   (13,400)  (11,600)    (52,900)
    Total continuing       22,200     21,600     20,900    18,100      82,800
 Discontinued Operations    2,400      2,500      2,100     2,600       9,600
    Net income           $ 24,600   $ 24,100   $ 23,000  $ 20,700  $   92,400

Primary earnings
 per share:
  Continuing operations  $    .34   $    .33   $    .31  $    .27  $     1.25
  Discontinued operations     .04        .03        .04       .04         .15
    Net income           $    .38   $    .36   $    .35  $    .31  $     1.40

Fully-diluted earnings
 per share:
  Continuing operations  $    .33   $    .33   $    .31  $    .27  $     1.24
  Discontinued operations     .04        .03        .04       .04         .15
    Net income           $    .37   $    .36   $    .35  $    .31  $     1.39

___________________________________

(a)   Excluding depreciation expense.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

      None.

                                      PART III

Items 10-13
-----------
      The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1997.


                                     PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page
(a) (1)   Financial Statements

          Report of Independent Accountants for
           each of the three fiscal years in the
           period ended February 28, 1997.................................27

         Consolidated Balance Sheets at February 28, 1997
          and February 29, 1996...........................................28

         Consolidated Statements of Income for each of
          the three fiscal years in the period ended
          February 28, 1997...............................................29

         Consolidated Statements of Stockholders' Equity for
          each of the three fiscal years in the period
          ended February 28, 1997.........................................30

         Consolidated Statements of Cash Flows
          for each of the three fiscal years in
          the period ended February 28, 1997 .............................31

         Notes to Consolidated Financial Statements.......................32

    (2)   Financial Statement Schedule

         Report of Independent Accountants
          for each of the three fiscal years in the
          period ended February 28, 1997 .................................52

     II.  Valuation and Qualifying Accounts...............................53

          All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b) Reports on Form 8-K

    None

(c) Exhibits


    2.1 Agreement and Plan of Merger dated as of October 3, 1994 by and among Mark IV Industries, Inc., Mark IV Acquisition Corp., and Purolator Products Company, incorporated by reference to exhibit
             (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date (incorporated by reference to the exhibit (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date).

    2.2 Offer to Purchase by and among Mark IV Industries, Inc., Mark IV Acquisition corp., and Purolator Products Company, as revised, incorporated by reference to exhibit (a)(1) to Amendment No. 1 to Schedule 14D-1 (Tender Offer) dated October 11, 1994, as filed with the SEC on such date.

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

    10.2 Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes (incorporated by reference to Exhibit 10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.3 Employment Agreement dated March 1, 1995 between the Company and William P. Montague (incorporated by reference to Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.4 Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook (incorporated by reference to Exhibit 10.5 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.5 Employment Agreement dated March 1, 1995 between the Company and John J. Byrne (incorporated by reference to Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.6 Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.7 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.8 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel (incorporated by reference to Exhibit 10.9 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.11 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
             1991).

    10.12 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.13 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.14 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).

    10.15 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.16 Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.17 First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.18 First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993 (incorporated by reference to
             Exhibit 10.19 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.19 Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.20*   Executive Loan Program

                        Other Material Contract Exhibits

    10.21 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

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






Rochester, New York
March 18, 1997



                                             MARK IV INDUSTRIES, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off         Other(a)       Balance
---------------                 ---------     ----------      ----------        ---------       --------



Year ended February 28, 1997

Allowance for doubtful
 accounts                      $ 16,700,000   $  4,800,000    $ (4,700,000)   $ (2,100,000)   $ 14,700,000


Year ended February 29, 1996

Allowance for doubtful
 accounts                      $ 18,600,000   $  2,700,000    $ (5,400,000)   $    800,000    $ 16,700,000


Year ended February 28, 1995

Allowance for doubtful
 accounts                      $ 12,000,000   $  3,300,000    $ (3,100,000)   $  6,400,000    $ 18,600,000





(a)  Represents the following
                                                                 February       February        February
                                                                 28, 1997       29, 1996        28, 1995
                                                               -----------     ----------      ----------

          Reserve at date of acquisition of subsidiary         $   500,000     $  100,000      $5,500,000

          Reclassification from other reserves                     200,000        200,000         400,000
          Reserves of discontinued operations disposed          (2,400,000)          -               -
          Foreign currency translation adjustment                 (400,000)       500,000         500,000
                                                               $(2,100,000)    $  800,000      $6,400,000



                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          -------------------
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:  May 5, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date


/s/ Sal H. Alfiero
------------------
    Sal H. Alfiero                  Chairman of the Board          May 5, 1997
                                     and Chief Executive Officer


/s/ William P. Montague
-----------------------
    William P. Montague             President, Director            May 5, 1997



/s/ John J. Byrne
-----------------------
    John J. Byrne                   Vice President and             May 5, 1997
                                     Chief Financial Officer



/s/ Richard L. Grenolds
-----------------------
    Richard L. Grenolds             Vice President and             May 5, 1997
                                     Chief Accounting Officer



/s/ Gerald S. Lippes
-----------------------
    Gerald S. Lippes                Secretary and Director         May 5, 1997



/s/ Clement R. Arrison
----------------------
    Clement R. Arrison              Director                       May 5, 1997

                                  Exhibit Index



    2.1 Agreement and Plan of Merger dated as of October 3, 1994 by and among Mark IV Industries, Inc., Mark IV Acquisition Corp., and Purolator Products Company, incorporated by reference to exhibit
             (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date (incorporated by reference to the exhibit (c)(1) to Schedule 14D-1 (Tender Offer) dated October 7, 1994, as filed with the SEC on such date).

    2.2 Offer to Purchase by and among Mark IV Industries, Inc., Mark IV Acquisition Corp., and Purolator Products Company, as revised, incorporated by reference to exhibit (a)(1) to Amendment No. 1 to Schedule 14D-1 (Tender Offer) dated October 11, 1994, as filed with the SEC on such date.

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

    10.2 Employment Agreement dated March 1, 1995 between the Company and Gerald S. Lippes (incorporated by reference to Exhibit 10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.3 Employment Agreement dated March 1, 1995 between the Company and William P. Montague (incorporated by reference to Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.4 Employment Agreement dated March 1, 1995 between the Company and Frederic L. Cook (incorporated by reference to Exhibit 10.5 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.5 Employment Agreement dated March 1, 1995 between the Company and John J. Byrne (incorporated by reference to Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.6 Employment Agreement dated March 1, 1995 between the Company and Richard L. Grenolds (incorporated by reference to Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.7 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.8 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco") and Bruce A. McNiel (incorporated by reference to Exhibit 10.9 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco, Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).


    10.11 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries Incentive Stock Option Plan, as of February 8, 1988 (incorporated by reference to Exhibit 10.13.1 to the Company's Registration Statement No. 33-42307 on Form S-8 dated August 19,
             1991).

    10.12 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.13 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.14 Mark IV Industries, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991).

    10.15 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.16 Third Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective September 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.17 First Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective December 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.18 First Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective November 30, 1993 (incorporated by reference to
             Exhibit 10.19 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.19 Short Term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.20*   Executive Loan Program


                        Other Material Contract Exhibits

    10.21 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

    11*      Statement regarding computation of per share earnings.

    21*      Subsidiaries of the Registrant.

    23*      Consent of Independent Accountants.

    27*      Financial Data Schedule.

______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.