Form 10-Q
period 1997-05-31
MARK IV INDUSTRIES INC
filed 1997-07-01
CIK 62418

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1997.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _______.

Commission File Number             1-8862
-----------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
-----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
-----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
---------------------------------------------------------------------------

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

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at June 26, 1997
   -----                                       ----------------------------
Common stock $.01 par value                             63,801,751

                          MARK IV INDUSTRIES, INC.

                                    INDEX



Part I.  Financial Information                                 Page No.
------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 May 31, 1997 and February 28, 1997                                  3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended May 31, 1997 and 1996             4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1997 and 1996             5

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                 9


Part II.  Other Information                                         12
---------------------------


Signature Page                                                      13

Exhibit Index                                                       14

                          MARK IV INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in thousands)



                                                  May 31,        February 28,
                                                   1997              1997
ASSETS                                          (Unaudited)
                                                -----------      ------------

Current Assets:
  Cash                                          $    1,300        $    1,300
  Accounts receivable                              452,400           390,100
  Inventories                                      363,600           377,600
  Other current assets                              81,700            76,500
                                                ----------        ----------
    Total current assets                           899,000           845,500

Pension and other non-current assets               213,700           214,000

Property, plant and equipment, net                 565,900           553,300

Cost in excess of net assets acquired              360,400           361,800
                                                ----------        ----------
     TOTAL ASSETS                               $2,039,000        $1,974,600
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   95,600        $   89,300
  Accounts payable                                 194,600           188,400
  Compensation related liabilities                  77,300            89,300
  Accrued interest                                  10,700            20,400
  Other current liabilities                         90,500            93,500
                                                ----------        ----------
    Total current liabilities                      468,700           480,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      121,300            22,000
  Subordinated debentures                          506,600           506,500
                                                ----------        ----------
    Total long-term debt                           627,900           528,500
                                                ----------        ----------
Other non-current liabilities                      217,100           206,800
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         600               700
  Additional paid-in capital                       635,800           696,500
  Retained earnings                                106,900            79,300
  Foreign currency translation adjustment          (18,000)          (18,100)
                                                ----------        ----------
    Total stockholders' equity                     725,300           758,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,039,000        $1,974,600
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Three Month Periods Ended May 31, 1997, and 1996
                (Amounts in thousands, except per share data)


                                                     1997            1996
                                                     ----            ----
                                                               (As Restated)

Net sales from continuing operations               $560,100        $540,900
                                                   --------        --------
Operating costs:
  Cost of products sold                             376,800         365,100
  Selling and administration                         89,400          88,400
  Research and development                           11,800          10,800
  Depreciation and amortization                      18,500          16,900
                                                   --------        --------
    Total operating costs                           496,500         481,200
                                                   --------        --------
    Operating income                                 63,600          59,700

Interest expense                                    (14,300)        (14,900)
                                                   --------        --------
  Income before provision for taxes                  49,300          44,800

Provision for income taxes                           19,200          17,500
                                                   --------        --------
  Income from continuing operations                  30,100          27,300

Income from discontinued operations                    -              1,200
                                                   --------        --------
  Net income                                         30,100          28,500

Retained earnings - beginning of the period          79,300         109,700

Cash dividends of $.04 and $.033 per share           (2,500)         (2,200)
                                                   --------        --------
  Retained earnings - end of the period            $106,900        $136,000
                                                   ========        ========
Net income per share of common stock:
  Primary:
   Income from continuing operations               $    .46        $    .41
   Income from discontinued operations                  -               .02
                                                   --------        --------
     Net income                                    $    .46        $    .43
  Fully Diluted:                                   ========        ========
   Income from continuing operations               $    .46        $    .41
   Income from discontinued operations                  -               .02
                                                   --------        --------
     Net income                                    $    .46        $    .43
                                                   ========        ========
Weighted average number of shares outstanding:
  Primary                                            65,500          66,300
                                                   ========        ========
  Fully-diluted                                      66,000          66,700
                                                   ========        ========


The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the Three Month Periods Ended May 31, 1997 and 1996
                           (Dollars in thousands)




                                                         1997          1996
                                                         ----          ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations                     $ 30,100     $ 27,300
  Items not affecting cash:
   Depreciation and amortization                          18,500       16,900
   Pension and compensation related items                 (4,600)      (3,400)
   Deferred income taxes                                   8,300        6,600
   Income from discontinued operations,
    before non-cash charges                                 -           3,900
  Changes in assets and liabilities, net
   of effects of acquired and divested businesses:
    Accounts receivable                                  (67,400)     (40,400)
    Inventories                                            1,500        1,500
    Other assets                                         (20,000)     (11,800)
    Accounts payable                                       8,400      (23,600)
    Other liabilities                                    (21,400)     (11,900)
    Net assets of discontinued operations                   -             200
                                                        --------     --------
   Net cash used in operating activities                 (46,600)     (34,700)
                                                        --------     --------
Cash flows from investing activities:
  Acquisitions and investments                              -         (78,000)
  Divestitures and asset sales                            35,500         -
  Purchase of plant and equipment, net
    Continuing operations                                (31,100)     (17,800)
    Discontinued operations                                 -          (1,100)
                                                        --------     --------
     Net cash provided from (used in)
     investing activities                                  4,400      (96,900)
                                                        --------     --------
Cash flows from financing activities:
  Credit agreement borrowings, net                       100,000      121,800
  Other changes in long-term debt, net                      (600)     (11,700)
  Changes in short-term bank borrowings                    6,400       23,900
  Common stock transactions                              (61,100)        -
  Cash dividends paid                                     (2,500)      (2,200)
                                                        --------     --------
      Net cash provided by financing activities           42,200      131,800
                                                        --------     --------
      Net increase in cash                                  -             200
Cash and cash equivalents:
  Beginning of the period                                  1,300          900
                                                        --------     --------
  End of the period                                        1,300        1,100
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at May 31, 1997, and the results of its operations and its cash flows for the periods ended May 31, 1997 and 1996. Such results are not necessarily indicative of the results to be expected for the full year.


2.  Discontinued Operations

      During the latter half of fiscal 1997, the Company substantially completed a divestiture program aimed at selling its non-core operations. The results of operations for the three month period ended May 31, 1996 have been restated to reflect the divested businesses as discontinued operations.


3.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $14.2 million and $14.7 million at May 31, 1997 and February 28, 1997, respectively.

      Inventories consist of the following components (dollars in thousands):

                                                May 31,        February 28,
                                                  1997             1997
                                               --------        -----------
        Raw materials                          $ 90,400         $  87,200
        Work-in-process                          58,200            68,700
        Finished goods                          215,000           221,700
                                               --------         ---------
              Total                            $363,600         $ 377,600
                                               ========         =========

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1997. The amounts at February 28, 1997 are based upon the audited balance sheet at that date.

4.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):
                                                       May 31,   February 28,
                                                        1997         1997
                                                      --------   -----------

      Land and land improvements                     $ 25,000      $ 25,000
      Buildings                                       147,700       146,800
      Machinery and equipment                         545,200       529,800
                                                     --------      --------
         Total property, plant and equipment          717,900       701,600
      Less accumulated depreciation                   152,000       148,300
                                                     --------      --------
         Property, plant and equipment, net          $565,900      $553,300
                                                     ========      ========

5.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):


                                              May 31,       February 28,
                                                1997             1997
                                              -------       ------------
      Senior Debt:
       Credit Agreement                     $  100,000        $    -
       Other borrowing arrangements             25,500            27,400
                                            ----------        ----------
          Total                                125,500            27,400
       Less Current maturities                  (4,200)           (5,400)
                                            ----------        ----------
          Net senior debt                      121,300            22,000
                                            ----------        ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes       248,600           248,500
        8-3/4% Senior Subordinated Notes       258,000           258,000
                                            ----------        ----------
          Total subordinated debt              506,600           506,500
                                            ----------        ----------
          Total long-term debt                 627,900           528,500

      Total stockholders' equity               725,300           758,400
                                            ----------        ----------
        Total capitalization                $1,353,200        $1,286,900
                                            ==========        ==========
        Long-term debt as a percentage
         of total capitalization                 46.4%             41.1%
                                            ==========        ==========

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $24.1 million and $17.2 million in the three month periods ended May 31, 1997 and 1996, respectively. The Company also made cash income tax payments of approximately $6.5 million and $3.0 million in the three month periods ended May 31, 1997 and 1996, respectively.

7.  Common Stock Repurchase

      In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through May 31, 1997, the Company acquired approximately
      2.6 million of such shares, at an average cost of $23.69 per share, or a total cost of approximately $61.2 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

Cash provided by earnings (net income from continuing operations before non-cash items) was approximately $52.3 million for the three month period ended May 31, 1997, an increase of $1.0 million (2%) over the three month period ended May 31, 1996. As of May 31, 1997, the Company had a working capital investment of $430.3 million, which reflects an increase of $65.7 million (18%) over the amount invested as of February 28, 1997. The increase is primarily the result of seasonal increases required for the Company's Industrial consumer hose and Automotive after-market business sectors, and temporary increases required to facilitate the restructuring efforts announced in October 1996. Management is focusing its efforts at reducing the working capital requirements over the balance of the fiscal year.

Capital expenditures for the three month period ended May 31, 1997 were approximately $31.5 million, which exceeded depreciation and amortization expense of $18.5 million for the same period, and reflects an increase in expenditures of approximately $13.3 million over the three month period ended May 31, 1996. The increased level of expenditures relates primarily to the new facilities and equipment required to support new products and markets, and increased business opportunities in Europe and South America, as well as the Company's restructuring efforts. Management anticipates that the Company's capital expenditure requirements will exceed its annual depreciation and amortization charges in fiscal 1998, due in part to capital required to effect the Company's restructuring efforts.

In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through May 31, 1997, the Company acquired approximately 2.6 million of such shares, at an average cost of $23.69 per share, or a total cost of approximately $61.2 million.

In March 1997 the Company sold its Data Systems and LFE Industrial Systems businesses for total proceeds of approximately $35 million. Such proceeds were used initially to reduce borrowings outstanding under the Company's Credit Agreement.

The Company has borrowing availability under its primary credit agreements of approximately $400 million and additional availability under its various domestic and foreign demand lines of credit of approximately $150 million as of May 31, 1997. Long-term debt at May 31, 1997 was $627.9 million, an increase of approximately $99.4 million over the $528.5 million that was outstanding as of February 28, 1997. The change reflects increased borrowings to fund the Company's stock repurchase program and temporary working capital needs.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program and restructuring efforts.

Results of Operations
---------------------
The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations for the three month period ended May 31, 1996 have been restated to reflect the businesses divested in fiscal 1997 as discontinued operations.

Net sales from continuing operations for the three month period ended May 31, 1997 increased by $19.2 million (4%) over the comparable period last year. In the Company's Automotive segment, net sales increased $10.9 million (4%) for the three month period ended May 31, 1997 over the comparable period last year. The growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, with the foreign OEM growth substantially outpacing domestic growth. In the Aftermarket sector, sales remained relatively flat for the three month period ended May 31, 1997 in comparison to the prior year.

In the Company's Industrial segment, net sales increased $8.3 million (4%) for the three month period ended May 31, 1997 over the comparable period last year. This growth was lead by the segment's domestic general industrial sector which helped to offset flat sales in the segment's foreign general industrial and transportation sectors.

The cost of products sold as a percentage of consolidated net sales remained relatively consistent at 67.3% in the current period and 67.5% in the prior year period. Selling and administration costs as a percentage of consolidated net sales were 16.0% for the three month period ended May 31, 1997, as compared to 16.3% for the three month period ended May 31, 1996. The slight reduction in the level of costs indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $1.0 million (9%) for the three month period ended May 31, 1997 as compared to the three month period ended May 31, 1996. As a percentage of consolidated net sales, these expenses remained relatively consistent in the range of 2.0% in each period, reflecting the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $1.6 million (9%) for the three month period ended May 31, 1997 as compared to the three month period ended May 31, 1996. The increase is primarily attributable to the Company's increased level of capital equipment expenditures.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Interest expense for the three month period ended May 31, 1997 was reduced approximately $.6 million (4%) from the level incurred in the three month period ended May 31, 1996. The improvement reflects the benefits of the proceeds from asset divestitures, which were used to reduce borrowings outstanding under the Company's Credit Agreement. These benefits were somewhat offset by increased borrowings incurred to finance the company's stock repurchase program and increased working capital needs as discussed under "Liquidity and Capital Resources".

The effective tax rate as a percentage of pre-tax accounting income for the three month periods ended May 31, 1997 and 1996 remained relatively consistent at approximately 39%. The higher rate in comparison to the U.S. statutory tax rate is primarily the result of income in foreign jurisdictions with higher statutory tax rates than in the U.S., and state and local taxes.

As a result of all of the above, income from continuing operations for the three month period ended May 31, 1997 reflects an increase of $2.8 million (10%) over income from continuing operations for the prior year. On a fully diluted per share basis, such amount for the three month period ended May 31, 1997 represents an increase of 12% over the comparable prior year period.

Net income increased approximately $1.6 million (6%) for the three month period ended May 31, 1997 as compared to the three month period ended May 31, 1996, with the prior year period also including income of $1.2 million from discontinued operations.

Impact of Inflation
-------------------
Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.

Part II.  OTHER INFORMATION
---------------------------
Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.


Item 6(a) - Exhibits
--------------------

      Exhibit No.


      *  4.1     Specimen Common Stock Certificate

      * 11       Statement Regarding Computation of Per Share Earnings

      * 27       Financial Data Schedule


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program


Item 6(b) Reports on Form 8-K
-----------------------------


      None

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARK IV INDUSTRIES, INC.
                                              Registrant




DATE: July 1, 1997                      /s/ Sal H. Alfiero
      ------------                      -----------------------
                                        Sal H. Alfiero
                                        Chairman of the Board



DATE: July 1, 1997                      /s/ William P. Montague
      ------------                      ------------------------
                                        William P. Montague
                                        President



DATE: July 1, 1997                      /s/ John J. Byrne
      ------------                      ------------------------
                                        John J. Byrne
                                        Vice President - Finance
                                         and Chief Financial Officer



DATE: July 1, 1997                      /s/ Richard L. Grenolds
      ------------                      -----------------------
                                        Richard L. Grenolds
                                        Vice President and
                                         Chief Accounting Officer


DATE: July 1, 1997                      /s/ Clement R. Arrison
      ------------                      -----------------------
                                        Clement R. Arrison
                                         Director

EXHIBIT INDEX


Description
-----------
                                                                    Page No.


      *  4.1     Specimen Common Stock Certificate                         15

      * 11       Statement Regarding Computation of Per Share Earnings     16

      * 27       Financial Data Schedule                                   17


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program