Form 10-Q
period 1997-08-31
MARK IV INDUSTRIES INC
filed 1997-10-01
CIK 62418

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 1997.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _______.

Commission File Number             1-8862
---------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
 -------------------------------------------------------------------------

          (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
---------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
-------------------------------------------------------------------------

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

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at September 26, 1997
   -----                                         -------------------------

Common stock $.01 par value                             63,706,613

                          MARK IV INDUSTRIES, INC.

                                    INDEX


Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 August 31, 1997 and February 28, 1997                               3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended August 31, 1997 and 1996          4

Consolidated Statements of Income and Retained Earnings
 For the Six Month Periods Ended August 31, 1997 and 1996            5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1997 and 1996            6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                10


Part II.  Other Information                                         14
---------------------------

Signature Page                                                      15

Exhibit Index                                                       16

                          MARK IV INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in thousands)


                                                August 31,       February 28,
                                                   1997              1997
                                                ---------       -----------
ASSETS                                          (Unaudited)
Current Assets:
  Cash and short-term investments               $  102,700        $    1,300
  Accounts receivable                              430,300           390,100
  Inventories                                      378,000           377,600
  Other current assets                              90,200            76,500
                                                ----------        ----------
    Total current assets                         1,001,200           845,500

Pension and other non-current assets               225,900           214,000

Property, plant and equipment, net                 590,700           553,300

Cost in excess of net assets acquired              356,800           361,800
                                                ----------        ----------
     TOTAL ASSETS                               $2,174,600        $1,974,600
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   67,100        $   89,300
  Accounts payable                                 191,200           188,400
  Compensation related liabilities                  80,800            89,300
  Accrued interest                                  21,800            20,400
  Other current liabilities                         83,500            93,500
                                                ----------        ----------
    Total current liabilities                      444,400           480,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                       12,600            22,000
  Subordinated debentures                          755,300           506,500
                                                ----------        ----------
    Total long-term debt                           767,900           528,500
                                                ----------        ----------
Other non-current liabilities                      221,100           206,800
                                                ----------        ----------

Stockholders' Equity:
  Preferred stock                                     -                 -
  Common stock                                         600               700
  Additional paid-in capital                       633,600           696,500
  Retained earnings                                131,900            79,300
  Foreign currency translation adjustment          (24,900)          (18,100)
                                                ----------        ----------
    Total stockholders' equity                     741,200           758,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,174,600        $1,974,600
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended August 31, 1997, and 1996
                (Amounts in thousands, except per share data)


                                                     1997            1996
                                                     ----            ----
                                                               (As Restated)

Net sales from continuing operations               $531,100        $494,300
                                                   --------        --------
Operating costs:
  Cost of products sold                             357,600         333,200
  Selling and administration                         82,500          78,800
  Research and development                           12,000          10,200
  Depreciation and amortization                      18,500          17,000
                                                   --------        --------
    Total operating costs                           470,600         439,200
                                                   --------        --------

    Operating income                                 60,500          55,100

Interest expense                                     15,600          15,400
                                                   --------        --------
  Income before provision for taxes                  44,900          39,700

Provision for income taxes                           17,400          15,500
                                                   --------        --------

  Income from continuing operations                  27,500          24,200

Income from discontinued operations                    -              2,600
                                                   --------        --------
  Net income                                         27,500          26,800

Retained earnings - beginning of the period         106,900         136,000

Cash dividends of $.04 and $.033 per share           (2,500)         (2,200)
                                                   --------        --------
  Retained earnings - end of the period            $131,900        $160,600
                                                   ========        ========

Net income per share of common stock:
  Primary:
   Income from continuing operations               $    .43        $    .37
   Income from discontinued operations                  -               .04
                                                   --------        --------
     Net income                                    $    .43        $    .41
  Fully Diluted:                                   ========        ========
   Income from continuing operations               $    .43        $    .36
   Income from discontinued operations                  -               .04
                                                   --------        --------
     Net income                                    $    .43        $    .40
                                                   ========        ========
Weighted average number of shares outstanding:
  Primary                                            63,700          66,300
                                                   ========        ========
  Fully-diluted                                      64,200          66,700
                                                   ========        ========

The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Six Month Periods Ended August 31, 1997, and 1996
                (Amounts in thousands, except per share data)


                                                     1997            1996
                                                     ----            ----
                                                               (As Restated)

Net sales from continuing operations              $1,091,200     $1,035,200
                                                  ----------     ----------
Operating costs:
  Cost of products sold                             734,400         698,300
  Selling and administration                        171,900         167,200
  Research and development                           23,800          21,000
  Depreciation and amortization                      37,000          33,900
                                                  ---------      ----------
    Total operating costs                           967,100         920,400
                                                  ---------      ----------

    Operating income                                124,100         114,800

Interest expense                                     29,900          30,300
                                                  ---------      ----------
  Income before provision for taxes                  94,200          84,500

Provision for income taxes                           36,600          33,000
                                                  ---------      ----------
  Income from continuing operations                  57,600          51,500

Income from discontinued operations                    -              3,800
                                                  ---------      ----------
  Net income                                         57,600          55,300

Retained earnings - beginning of the period          79,300         109,700

Cash dividends of $.08 and $.066 per share           (5,000)         (4,400)
                                                  ---------      ----------
  Retained earnings - end of the period           $ 131,900      $  160,600
                                                  =========      ==========
Net income per share of common stock:
  Primary:
   Income from continuing operations              $     .89      $      .77
   Income from discontinued operations                  -               .06
                                                  ---------      ----------
     Net income                                   $     .89      $      .83
                                                  =========      ==========
  Fully Diluted:
   Income from continuing operations              $     .89      $      .77
   Income from discontinued operations                  -               .06
                                                  ---------      ----------
     Net income                                   $     .89      $      .83
                                                  =========      ==========
Weighted average number of shares outstanding:
  Primary                                            64,600          66,300
                                                  =========      ==========
  Fully-diluted                                      65,100          66,700
                                                  =========      ==========

The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the Six Month Periods Ended August 31, 1997 and 1996
                           (Dollars in thousands)




                                                         1997          1996
                                                         ----          ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations                     $ 57,600     $ 51,500
  Items not affecting cash:
   Depreciation and amortization                          37,000       33,900
   Pension and compensation related items                 (9,000)      (7,100)
   Deferred income taxes                                  16,100       13,100
   Income from discontinued operations,
    before non-cash charges                                 -           7,700
  Changes in assets and liabilities, net
   of effects of acquired and divested businesses:
    Accounts receivable                                  (36,300)     (33,600)
    Inventories                                          (17,000)      13,800
    Other assets                                         (32,300)     (19,500)
    Accounts payable                                       1,400      (19,200)
    Other liabilities                                    (23,300)     (15,000)
    Net assets of discontinued operations                   -          (4,500)
                                                        --------      -------
    Net cash provided from
     (used in) operating activities                       (5,800)      21,100
                                                        --------      -------
  Cash flows from investing activities:
  Acquisitions and investments                            (6,600)     (78,000)
  Divestitures and asset sales                            35,500         -
  Purchase of plant and equipment, net
    Continuing operations                                (70,400)     (40,000)
    Discontinued operations                                 -          (2,500)
                                                        --------     --------
     Net cash used in investing activities               (41,500)    (120,500)
                                                        --------     --------
Cash flows from financing activities:
  Credit agreement borrowings, net                          -          77,700
  Issuance of subordinated notes                         248,700         -
  Other changes in long-term debt, net                    (9,900)      (4,000)
  Changes in short-term bank borrowings                  (21,500)      30,000
  Common stock transactions                              (63,600)         300
  Cash dividends paid                                     (5,000)      (4,400)
                                                        --------     --------
      Net cash provided by financing activities          148,700       99,600
                                                        --------     --------
      Net increase in cash and cash equivalents          101,400          200
Cash and cash equivalents:
  Beginning of the period                                  1,300          900
                                                        --------     --------
  End of the period                                     $102,700     $  1,100
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at August 31, 1997, and the results of its operations and its cash flows for the periods ended August 31, 1997 and 1996. Such results are not necessarily indicative of the results to be expected for the full year.


2.  Discontinued Operations

      During the latter half of fiscal 1997, the Company substantially completed a divestiture program aimed at selling its non-core operations. The results of operations for the three and six month periods ended August 31, 1996 have been restated to reflect the divested businesses as discontinued operations.


3.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $14.6 million and $14.7 million at August 31, 1997 and February 28, 1997, respectively.

      Inventories consist of the following components (dollars in thousands):

                                               August 31,      February 28,
                                                  1997             1997
                                               ---------       ------------

        Raw materials                          $ 96,200         $  87,200
        Work-in-process                          58,600            68,700
        Finished goods                          223,200           221,700
                                               --------         ---------
              Total                            $378,000         $ 377,600
                                               ========         =========

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1997. The amounts at February 28, 1997 are based upon the audited balance sheet at that date.

4.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):
                                                     August 31,   February 28,
                                                        1997         1997
                                                     ----------   -----------

      Land and land improvements                     $ 25,000      $ 25,000
      Buildings                                       147,900       146,800
      Machinery and equipment                         578,600       529,800
                                                     --------      --------
         Total property, plant and equipment          751,500       701,600
      Less accumulated depreciation                   160,800       148,300
                                                     --------      --------
         Property, plant and equipment, net          $590,700      $553,300
                                                     ========      ========


5.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):


                                            August 31,       February 28,
                                                1997             1997
                                            ---------        -----------

      Senior Debt:
       Credit Agreement                     $     -           $    -
       Other borrowing arrangements             21,100            27,400
                                            ----------        ----------
          Total                                 21,100            27,400
       Less Current maturities                  (8,500)           (5,400)
                                            ----------        ----------
          Net senior debt                       12,600            22,000
                                            ----------        ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes       248,600           248,500
        8-3/4% Senior Subordinated Notes       258,000           258,000
        7-1/2% Senior Subordinated Notes       248,700              -
                                            ----------        ----------
          Total subordinated debt              755,300           506,500
                                            ----------        ----------
          Total long-term debt                 767,900           528,500

      Total stockholders' equity               741,200           758,400
                                            ----------        ----------
        Total capitalization                $1,509,100        $1,286,900
                                            ==========        ==========
        Long-term debt as a percentage
         of total capitalization                 50.9%             41.1%
                                            ==========        ==========

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



6.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $28.6 million and $25.5 million in the six month periods ended August 31, 1997 and 1996, respectively. The Company also made cash income tax payments of approximately $15.4 million and $14.2 million in the six month periods ended August 31, 1997 and 1996, respectively.

7.  Common Stock Repurchase

      In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through August 31, 1997, the Company acquired approximately
      2.7 million of such shares, at an average cost of $23.71 per share, or a total cost of approximately $63.6 million.

8.   Issuance of Subordinated Notes

      On August 11, 1997, the Company completed the private placement of $250,000,000 principal amount of its 7-1/2% Senior Subordinated Notes due 2007 (the "7-1/2% Notes") at a purchase price of 99.471% of their face amount. A portion of the net proceeds from the sale of the 7-1/2% Notes was used to reduce outstanding indebtedness under the Company's Credit Agreement and domestic demand lines. The balance of the net proceeds was added to working capital and will be used for general corporate purposes. The 7-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Senior Subordinated Notes due April 2003 and the Company's 7-3/4% Senior Subordinated Notes due April 2006. The Company has agreed to make an offer to exchange the 7-1/2% Notes for a new issue of debt securities registered under the Securities Act of 1933 (as amended) with substantially identical terms. The Company is in the process of registering the Exchange Offer.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
--------------------------------

Cash provided by earnings (net income from continuing operations before non-cash items) was $101.7 million for the six month period ended August 31, 1997, an increase of $10.3 million (11%) over the six month period ended August 31, 1996. As of August 31, 1997, the Company had a working capital investment of $556.8 million, which reflects an increase of $192.2 million (53%) over the amount invested as of February 28, 1997. The increase is primarily the result of the paydown of short-term borrowings and the purchase of short-term investments with a portion of the proceeds from the Company's issuance of 7-1/2% Notes. The increase also reflects requirements to facilitate the restructuring efforts announced in October 1996. Management is focusing its efforts at reducing its working capital requirements over the balance of the fiscal year.

Capital expenditures for the six month period ended August 31, 1997 were $70.4 million, which exceeded depreciation and amortization expense of $37.0 million for the same period, and reflects an increase in expenditures of $27.9 million over the six month period ended August 31, 1996. The increased level of expenditures relates primarily to the new facilities and equipment required to support new products and markets, and increased business opportunities in Europe and South America, as well as the Company's restructuring efforts. Management anticipates that the Company's capital expenditure requirements will exceed its annual depreciation and amortization charges in fiscal 1998, due in part to capital required to effect the Company's restructuring efforts.

In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through August 31, 1997, the Company acquired approximately 2.7 million of such shares, at an average cost of $23.71 per share, or a total cost of approximately $63.6 million.

In March 1997 the Company sold its Data Systems and LFE Industrial Systems businesses for total proceeds of approximately $35 million. Such proceeds were used initially to reduce borrowings outstanding under the Company's Credit Agreement.

On August 11, 1997, the Company completed the private placement of $250,000,000 principal amount of its 7-1/2% Senior Subordinated Notes due April 2007 at a purchase price of 99.471% of their face amount. A portion of the net proceeds from the sale of the 7-1/2% Notes was used to reduce outstanding indebtedness under the Company's Credit Agreement and domestic demand lines.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



The balance of the net proceeds was added to working capital and will be used for general corporate purposes. The 7-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Senior Subordinated Notes due April 2003 and the Company's 7-3/4% Senior Subordinated Notes due 2006. The Company has agreed to make an offer to exchange the 7-1/2% Notes for a new issue of debt securities registered under the Securities Act of 1933 (as amended), with substantially identical terms. The Company is in the process of registering the Exchange Offer.

The Company has borrowing availability under its primary credit agreement of approximately $500 million and additional availability under its various domestic and foreign demand lines of credit of approximately $190 million as of August 31, 1997. Long-term debt at August 31, 1997 was $767.9 million, an increase of approximately $239.4 million over the $528.5 million that was outstanding as of February 28, 1997. The change reflects the Company's issuance of its 7-1/2% Notes, as well as increased borrowings to fund the
Company's stock repurchase program and temporary working capital needs.   The
issuance of the 7-1/2% Notes increases the Company's financial flexibility, as well as fixes interest rates for a portion of the Company's long-term debt at interest rates that the Company finds attractive for its long-term capital needs.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program and restructuring efforts.


Results of Operations
---------------------

The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations for the three and six month periods ended August 31, 1996 have been restated to reflect the businesses divested in fiscal 1997 as discontinued operations.

Net sales from continuing operations for the three and six month periods ended August 31, 1997 increased by $36.8 million (7%) and $56.0 million (5%), respectively, over the comparable periods last year. In the Company's Automotive segment, net sales increased $26.8 million (10%) for the three month period ended August 31, 1997 and $37.6 million (7%) for the six month period ended August 31, 1997 over the comparable periods last year. The growth in the Automotive segment was primarily generated by the segment's

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


domestic Automotive sector, with the OEM growth substantially outpacing Aftermarket growth. The Automotive OEM sector showed significant growth in its domestic markets for the three and six month periods ended August 31, 1997 over the comparable periods last year. In the foreign OEM markets, sales were relatively flat for the three month period ended August 31, 1997 over the comparable period last year. In the Aftermarket sector, domestic aftermarket sales for the three month period ended August 31, 1997 were strong, showing an improving total result seven percent better than last year's period. The improved quarter in the Aftermarket sector helped six month sales in this sector increase marginally in comparison to the prior year. The foreign Aftermarket sector remained relatively flat for both the three and six month periods as compared to the prior year.

In the Company's Industrial segment, net sales increased $10.0 million (4%) and $18.4 million (4%), respectively, for the three and six month periods ended August 31, 1997 over the comparable periods last year. This growth was led by the segment's domestic general industrial sector which helped to offset flat sales in the segment's foreign general industrial and transportation sectors.

The cost of products sold as a percentage of consolidated net sales remained relatively consistent at approximately 67.3% in the current period and 67.5% in the prior year periods. Selling and administration costs as a percentage of consolidated net sales were 15.5% and 15.8 %, respectively, for the three and six month periods ended August 31, 1997, as compared to 15.9% and 16.2% for the three and six month periods ended August 31, 1996. The slight reduction in the level of costs indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $1.8 million (18%) and $2.8 million (13%), respectively, for the three and six month periods ended August 31, 1997 as compared to the three and six month periods ended August 31, 1996. As a percentage of consolidated net sales, these expenses remained relatively consistent in the range of 2.0% to 2.3% in each period, reflecting the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $1.5 million (9%) and $3.1 million (9%) respectively, for the three and six month periods ended August 31, 1997 as compared to the three and six month periods ended August 31, 1996. The increase is primarily attributable to the Company's increased level of capital equipment expenditures.

Interest expense for each of the three and six month periods ended August 31, 1997 was comparable to the levels incurred in the three and six month periods ended August 31, 1996. These consistent levels represent the benefits of the proceeds from asset divestitures compensated for the cost of borrowings incurred to finance the Company's stock repurchase program and increased working capital and capital expenditure requirements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


The effective tax rate as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1997 and 1996 remained relatively consistent at approximately 39%. The higher rate in comparison to the U.S. statutory tax rate is primarily the result of income in foreign jurisdictions with higher statutory tax rates than in the U.S., and state and local taxes.

As a result of all of the above, income from continuing operations for the three and six month periods ended August 31, 1997 reflects an increase of $3.3 million (14%) and $6.1 million (12%) over income from continuing operations for the comparable prior year periods. On a fully diluted per share basis, such amounts for the three and six month periods ended August 31, 1997 represent an increase of 19% and 16%, respectively, over the comparable prior year periods.

Net income increased approximately $.7 million (3%) and $2.3 million (4%) for the three and six month periods ended August 31, 1997 as compared to the three and six month periods ended August 31, 1996, with the prior year periods also including income of $2.6 million and $3.8 million, respectively, from discontinued operations.


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


Item 4 - Results of Votes of Security Holders
---------------------------------------------

On July 21, 1997, the Annual Meeting of Stockholders of the company was held. At this meeting, the stockholders voted on the following matters:

      (1) William P. Montague and Joseph G. Donohoo were elected to serve as Class I Directors until the 2000 Annual Meeting. Mr. Montague was elected with 59,958,000 shares voting for his election; and 983,698 shares withholding authority. Mr. Donohoo was elected with 59,926,036 shares voting for his election; and 1,015,662 shares withholding authority.

            The following is a list of Directors whose term of office continued after the meeting:

                       Sal H. Alfiero
                       William P. Montague
                       Clement R. Arrison
                       Gerald S. Lippes
                       Joseph G. Donohoo
                       Herbert Roth, Jr.

Item 6(a) - Exhibits
--------------------

      Exhibit No.

      * 10.1 Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan.

      * 10.2 First Amendment and Restatement of Mark IV Industries, Inc. and Subsidiaries 1996 Incentive Stock Option Plan.

      * 11       Statement Regarding Computation of Per Share Earnings

      * 27       Financial Data Schedule


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program


Item 6(b) Reports on Form 8-K
------------------------------

The following report on Form 8-K was filed pertaining to events occurring during the quarter ended August 31, 1997.

      (1) A current report on Form 8-K dated August 11, 1997, was filed to report under Item 5, pertaining to the Company's issuance of $250,000,000 aggregate principal amount of 7-1/2% Senior Subordinated Notes due 2007 at a purchase price of 99.471% of their face amount. The Notes were sold in a private transaction pursuant to Rule 144a under the Securities Act of 1933.

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARK IV INDUSTRIES, INC.
                                              Registrant




DATE: October 1, 1997                   /s/ Sal H. Alfiero
      ---------------                   ------------------------
                                        Sal H. Alfiero
                                        Chairman of the Board



DATE: October 1, 1997                   /s/ William P. Montague
      ---------------                   -------------------------
                                        William P. Montague
                                        President



DATE: October 1, 1997                   /s/ John J. Byrne
      ---------------                   -------------------------
                                        John J. Byrne
                                        Vice President - Finance
                                         and Chief Financial Officer



DATE: October 1, 1997                   /s/ Richard L. Grenolds
      ---------------                   -------------------------
                                        Richard L. Grenolds
                                        Vice President and
                                         Chief Accounting Officer


DATE: October 1, 1997                   /s/ Clement R. Arrison
      ---------------                   -------------------------
                                        Clement R. Arrison
                                         Director

EXHIBIT INDEX


Description
-----------
                                                                    Page No.



      * 10.1     Amendment and Restatement of Mark IV
                 Industries, Inc. and Subsidiaries 1992
                 Incentive Stock Option Plan.                            17

      * 10.2     First Amendment and Restatement of Mark IV
                 Industries, Inc. and Subsidiaries 1996
                 Incentive Stock Option Plan.                            31

      * 11       Statement Regarding Computation of Per Share Earnings   44

      * 27       Financial Data Schedule                                 45


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program