Form 10-Q
period 1997-11-30
MARK IV INDUSTRIES INC
filed 1998-01-06
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1997.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ________.

Commission File Number             1-8862
-----------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
-------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at December 31, 1997
   -----                                    --------------------------------

Common stock $.01 par value                             63,423,331

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 November 30, 1997 and February 28, 1997                             3

Consolidated Statements of Income and Retained Earnings
 For the Three Month Periods Ended November 30, 1997 and 1996        4

Consolidated Statements of Income and Retained Earnings
 For the Nine Month Periods Ended November 30, 1997 and 1996         5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1997 and 1996         6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                11


Part II.  Other Information                                         17


Signature Page                                                      18

Exhibit Index                                                       19

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)


                                               November 30,      February 28,
                                                   1997              1997
                                               ------------      -----------
     ASSETS                                    (Unaudited)

Current Assets:
  Cash and short-term investments               $  155,100        $    1,300
  Accounts receivable                              444,800           390,100
  Inventories                                      397,800           377,600
  Other current assets                              88,300            76,500
                                                ----------         ---------
    Total current assets                         1,086,000           845,500

Pension and other non-current assets               235,300           214,000
Property, plant and equipment, net                 633,300           553,300
Cost in excess of net assets acquired              434,800           361,800
                                                ----------        ----------
     TOTAL ASSETS                               $2,389,400        $1,974,600
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $  148,200        $   89,300
  Accounts payable                                 212,500           188,400
  Compensation related liabilities                  95,500            89,300
  Accrued interest                                  14,000            20,400
  Other current liabilities                         73,300            93,500
                                                ----------        ----------
    Total current liabilities                      543,500           480,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                       13,600            22,000
  Subordinated debentures                          845,500           506,500
                                                ----------        ----------
    Total long-term debt                           859,100           528,500
                                                ----------        ----------
Other non-current liabilities                      229,900           206,800
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock - $.01 par value;
   Authorized 10 millions shares;
   No issued shares                                   -                 -
  Common stock - $.01 par value;
   Authorized 200 million shares;
   Issued 63.7 million shares                          600               700
  Additional paid-in capital                       634,000           696,500
  Retained earnings                                146,000            79,300
  Foreign currency translation adjustment          (23,700)          (18,100)
                                                ----------        ----------
    Total stockholders' equity                     756,900           758,400
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,389,400        $1,974,600
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
         For the Three Month Periods Ended November 30, 1997 and 1996
                 (Amounts in thousands, except per share data)

                                                     1997            1996
                                                     ----            ----
                                                                (As Restated)

Net sales from continuing operations               $564,100        $521,600
                                                   --------        --------

Operating costs:
  Cost of products sold                             381,600         351,200
  Selling and administration                         88,300          87,300
  Research and development                           12,700          10,600
  Depreciation and amortization                      20,700          16,700
                                                   --------        --------
    Total operating costs                           503,300         465,800
                                                   --------        --------
  Operating income                                   60,800          55,800
Restructuring charge                                   -           (112,500)
Interest expense                                    (16,800)        (14,500)
                                                   --------        --------
  Income (loss) from continuing operations
   before provision for taxes                        44,000         (71,200)
Provision for (benefit from) income taxes            16,700         (28,900)
                                                   --------        --------
    Income (loss) from continuing operations         27,300         (42,300)

Income from discontinued operations:
  Income from operations, net of taxes                 -              1,400
  Gain on divestitures, net of taxes                   -             12,200
                                                   --------        --------
    Total from discontinued operations                 -             13,600
                                                   --------        --------
Extraordinary loss from early
 extinguishment of debt, net of tax benefits        (10,600)           -
                                                   --------        --------
     Net Income (Loss)                               16,700         (28,700)
Retained earnings - beginning of the period         131,900         160,600
Cash dividends of $.04 and $.033 per share           (2,600)         (2,300)
                                                   --------        --------
  Retained earnings - end of the period            $146,000        $129,600
                                                   ========        ========
Net income (loss) per share of common stock:
  Primary:
   Continuing operations                           $    .43        $   (.63)
   Discontinued operations                              -               .20
   Extraordinary loss                                  (.17)           -
                                                   --------        --------
     Net Income (Loss)                             $    .26        $   (.43)
                                                   ========        ========
  Fully-diluted:
   Continuing operations                           $    .42        $   (.63)
   Discontinued operations                              -               .20
   Extraordinary loss                                  (.16)           -
                                                   --------        --------
     Net Income (Loss)                             $    .26        $   (.43)
                                                   ========        ========
Weighted average number of shares outstanding:
  Primary                                            63,700          66,300
                                                   ========        ========
  Fully-diluted                                      67,300          66,700
                                                   ========        ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1997 and 1996
                 (Amounts in thousands, except per share data)

                                                     1997            1996
                                                     ----            ----
                                                                 (As Restated)

Net sales from continuing operations               $1,655,300      $1,556,800
                                                   ----------      ---------

Operating costs:
  Cost of products sold                             1,116,000       1,049,500
  Selling and administration                          260,200         254,500
  Research and development                             36,500          31,600
  Depreciation and amortization                        57,700          50,600
                                                   ----------      ----------
    Total operating costs                           1,470,400       1,386,200
                                                   ----------      ----------
  Operating income                                    184,900         170,600
Restructuring charge                                     -           (112,500)
Interest expense                                      (46,700)        (44,800)
                                                   ----------      ----------
  Income from continuing operations
   before provision for taxes                         138,200          13,300
Provision for income taxes                             53,300           4,100
                                                   ----------      ----------
    Income from continuing operations                  84,900           9,200

Income from discontinued operations:
  Income from operations, net of taxes                   -              5,200
  Gain on divestitures, net of taxes                     -             12,200
                                                   ----------      ----------
    Total from discontinued operations                   -             17,400
                                                   ----------      ----------
Extraordinary loss from early
 extinguishment of debt, net of tax benefits          (10,600)           -
                                                   ----------      ----------
     Net Income                                        74,300          26,600
Retained earnings - beginning of the period            79,300         109,700
Cash dividends of $.12 and $.10 per share              (7,600)         (6,700)
                                                   ----------      ----------
  Retained earnings - end of the period              $146,000        $129,600
                                                   ==========      ==========
Net income per share of common stock:
  Primary:
   Continuing operations                             $   1.32        $    .14
   Discontinued operations                                -               .26
   Extraordinary loss                                    (.16)           -
                                                    ---------       ---------
     Net Income                                      $   1.16        $    .40
                                                    =========       =========
  Fully-diluted:
   Continuing operations                             $   1.30        $    .14
   Discontinued operations                                -               .26
   Extraordinary loss                                    (.16)           -
                                                    ---------       ---------
     Net Income                                      $   1.14        $    .40
                                                    =========       =========
Weighted average number of shares outstanding:
  Primary                                              64,300          66,300
                                                     ========       =========
  Fully-diluted                                        65,800          66,700
                                                     ========       =========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1997 and 1996
                            (Dollars in thousands)



                                                         1997          1996
                                                         ----          ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations
   before extraordinary item                            $ 84,900     $  9,200
  Items not affecting cash:
   Depreciation and amortization                          57,700       50,600
   Pension and compensation related items                (13,900)     (10,500)
   Deferred income taxes                                  22,400       19,400
   Restructuring charge, net of tax                         -          67,500
  Changes in assets and liabilities, net
   of effects of acquired and divested businesses:
    Accounts receivable                                  (40,300)     (25,500)
    Inventories                                          (23,700)     (27,800)
    Other assets                                         (35,800)     (23,400)
    Accounts payable                                       6,300        7,800
    Other liabilities                                    (38,100)     (16,100)
                                                        --------     --------
     Net cash provided by continuing
      operating activities                                19,500       51,200
  Net cash provided by discontinued operations              -           2,300
  Extraordinary item, before deferred charges            (11,700)        -
                                                        --------     --------
     Net cash provided by operating activities             7,800       53,500
                                                        --------     --------
Cash flows from investing activities:
  Acquisitions and investments                           (79,200)    (104,200)
  Divestitures and asset sales                            36,700      101,600
  Purchase of plant and equipment, net
    Continuing operations                               (108,600)     (67,200)
    Discontinued operations                                 -          (3,500)
                                                        --------     --------
     Net cash used in investing activities              (151,100)     (73,300)
                                                        --------     --------
Cash flows from financing activities:
  Issuance of subordinated notes                         523,700         -
  Repurchase of subordinated notes                      (184,900)        -
  Credit Agreement borrowings, net                          -          12,700
  Other changes in long-term debt, net                    (4,700)     (13,600)
  Changes in short-term bank borrowings                   34,200       27,900
  Common stock transactions                              (63,600)        (300)
  Cash dividends paid                                     (7,600)      (6,700)
                                                        --------     --------
      Net cash provided by financing activities          297,100       20,000
                                                        --------     --------
      Net increase in cash and cash equivalents          153,800          200
Cash and cash equivalents:
  Beginning of the period                                  1,300          900
                                                        --------     --------
  End of the period                                     $155,100     $  1,100
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at November 30, 1997, and the results of its operations and its cash flows for the periods ended November 30, 1997 and 1996. Such results are not necessarily indicative of the results to be expected for the full year.


2.    Discontinued Operations

      During the latter half of fiscal 1997, the Company substantially completed a divestiture program aimed at selling its non-core operations. The results of operations for the three and nine month periods ended November 30, 1996 have been restated to reflect the divested businesses as discontinued operations.


3.    Acquisitions

      During the third quarter of fiscal 1998, the Company acquired the net assets of LPI Systemes Moteurs S.A. ("LPI") for a net cash purchase price of approximately $60 million. This French company manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection, welding, and blow molding technologies. LPI is included in the Company's Automotive business segment.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



4.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $14.6 million and $14.7 million at November 30, 1997 and February 28, 1997, respectively.

      Inventories consist of the following components (dollars in thousands):

                                              November 30,     February 28,
                                                  1997             1997
                                                  ----             ----

        Raw materials                          $ 92,700         $  87,200
        Work-in-process                          65,600            68,700
        Finished goods                          239,500           221,700
                                               --------         ---------
              Total                            $397,800         $ 377,600
                                               ========         =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1997. The amounts at February 28, 1997 are based upon the audited balance sheet at that date.


5.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                               November 30,   February 28,
                                                   1997          1997
                                                   ----          ----


      Land and land improvements                $ 25,300       $ 25,000
      Buildings                                  161,500        146,800
      Machinery and equipment                    625,900        529,800
                                                --------       --------
         Total property, plant and equipment     812,700        701,600
      Less accumulated depreciation              179,400        148,300
                                                --------       --------
         Property, plant and equipment, net     $633,300       $553,300
                                                ========       ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6.    Long-term Debt

      Long-term debt consists of the following (dollars in thousands):

                                               November 30,      February 28,
                                                   1997              1997
                                                   ----              ----
      Senior Debt:
       Credit Agreement                        $     -           $     -
       Other borrowing arrangements                23,600            27,400
                                               ----------        ----------
                 Total                             23,600            27,400
       Less Current maturities                    (10,000)           (5,400)
                                               ----------        ----------
                 Net senior debt                   13,600            22,000
                                               ----------        ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes          248,700           248,500
        8-3/4% Senior Subordinated Notes           73,100           258,000
        7-1/2% Senior Subordinated Notes          248,700              -
        4-3/4% Convertible Subordinated Notes     275,000              -
                                               ----------         ---------
          Total subordinated debt                 845,500           506,500
                                               ----------         ---------
          Total long-term debt                    859,100           528,500

      Total stockholders' equity                  756,900           758,400
                                               ----------         ---------
        Total capitalization                   $1,616,000        $1,286,900
                                               ==========        ==========
        Long-term debt as a percentage
         of total capitalization                    53.2%             41.1%
                                               ==========        ==========

7.    Issuance of Subordinated Notes

      On October 29, 1997, the Company completed the private placement of $275 million principal amount of its 4-3/4% Convertible Subordinated Notes due 2004 (the "4-3/4% Notes"). The 4-3/4% Notes are convertible into the Company's Common Stock at a price of $32.8125 per share, subject to anti-dilution adjustments. The 4-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and senior subordinated notes.

      On August 11, 1997, the Company completed the private placement of $250 million principal amount of its 7-1/2% Senior Subordinated Notes due 2007 (the "7-1/2% Notes") at a purchase price of 99.471% of their face amount. The 7-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Senior Subordinated Notes due April 2003 and the Company's 7-3/4% Senior Subordinated Notes due April 2006. On December 16, 1997, the Company completed an offer to exchange the 7-1/2% Notes issued and sold on August 11, 1997 in a transaction exempt from registration under the Securities Act of 1933 (as amended) for a new issue of 7-1/2% Notes registered under the Securities Act of 1933 (as amended). The new Notes have substantially the same terms and conditions, except the new Notes are not subject to restrictions on resale or transfer which applied to the unregistered notes.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      The Company used a portion of net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance approximately $185 million of its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the "8-3/4% Notes"). The Company recognized an extraordinary charge in the third quarter of $10.6 million after taxes for the early extinguishment of debt. The remaining $73 million principal amount of the 8-3/4% Notes will be called for redemption on April 1, 1998.


8.    Common Stock Repurchase

      In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through November 30, 1997, the Company acquired approximately 2.7 million of such shares, at an average cost of $23.71 per share, or a total cost of approximately $63.6 million. The Company acquired additional shares in December resulting in the cumulative acquisition of approximately 3.0 million shares, at an average price of $23.50 per share, or a total cost of approximately $70 million as of December 31, 1997.


9.    Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $55.2 million and $55 million in the nine month periods ended November 30, 1997 and 1996, respectively. The Company also made cash income tax payments of approximately $22.9 million and $22.3 million in the nine month periods ended November 30, 1997 and 1996, respectively.


10.   Recent Litigation

      One of the Company's subsidiaries has been named as a defendant in a number of litigation actions related to product supplied to one of the subsidiary's customers. The parties seek damages related to alleged defects in certain hose manufactured by the subsidiary and included by the customer in its retail gasoline fuel delivery systems. The Company believes it has good and valid defenses against the claims, and has submitted a counter-claim against the customer. While it is too early to determine the actual outcome of this litigation, the Company believes the final outcome will not have a material adverse effect on its results of operations or net asset position.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

Cash provided by earnings (net income from continuing operations before non-cash items) was $151.1 million for the nine month period ended November 30, 1997, an increase of $14.9 million (11%) over the nine month period ended November 30, 1996. As of November 30, 1997, the Company had a working capital investment of $542.5 million, which reflects an increase of $177.9 million over the amount invested as of February 28, 1997. The increase is primarily the result of the purchase of short-term investments with a portion of the proceeds from the Company's issuance of 7-1/2% and 4-3/4% Notes ($153.8 million). Excluding the effects of non-operating items such as the short-term investments and notes payable activities, as well as the payment of liabilities associated with the restructuring, operating working capital elements at November 30, 1997 reflect an increase of approximately $57.7 million over the amount invested as of February 28, 1997. Such increase is primarily required to support new business opportunities, as well as temporary working capital requirements to support the transitions resulting from the Company's restructuring efforts. Additionally, changes in the Automotive Aftermarket business have made additional working capital investments necessary. Management is focusing its efforts at reducing its working capital requirements.

Capital expenditures for the nine month period ended November 30, 1997 were $108.6 million, which reflects an increase in expenditures of $41.4 million over the nine month period ended November 30, 1996. The increased level of expenditures relates primarily to the Company's restructuring efforts, the new facilities and equipment required to support new products and markets, and increased business opportunities in Europe and South America.

In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through December 31, 1997, the Company acquired approximately 3.0 million of such shares, at an average cost of $23.50 per share, or a total cost of approximately $70 million.

In March 1997 the Company sold its Data Systems and LFE Industrial Systems businesses for total proceeds of approximately $35 million. Such proceeds were used initially to reduce borrowings outstanding under the Company's Credit Agreement. During the third quarter of fiscal 1998, the Company acquired the net assets of LPI Systemes Moteurs S.A. ("LPI") for a net cash purchase price of approximately $60 million. This French company manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection, welding, and blow molding technologies. LPI is included in the Company's Automotive segment.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



On October 29, 1997, the Company completed the private placement of $275 million principal amount of its 4-3/4% Notes. The 4-3/4% Notes are convertible into the Company's Common Stock at a price of $32.8125 per share, subject to anti-dilution adjustments. The 4-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and senior subordinated notes.

On August 11, 1997, the Company completed the sale of $250 million principal amount of its 7-1/2% Senior Subordinated Notes at a purchase price of 99.471% of their face amount. The 7-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 8-3/4% Senior Subordinated Notes due April 2003 (the 8-3/4% Notes) and the Company's 7-3/4% Senior Subordinated Notes due April 2006.

The Company used a portion of the net proceeds from the issuance of the 7-1/2% and 4-3/4% Notes to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines of credit, and to refinance approximately $185 million of its outstanding $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003. The Company recognized an extraordinary charge in the third quarter of $10.6 million after taxes for the early extinguishment of debt. The remaining $73 million principal amount of the 8-3/4% Notes will be called for redemption on April 1, 1998. The issuance of the 7-1/2% and 4-3/4% Notes increases the Company's financial flexibility, as well as fixes interest rates for a portion of the Company's available long-term debt at interest rates which the Company finds attractive for its long-term capital needs.

Long-term debt at November 30, 1997 was $859.1 million, an increase of approximately $330.6 million over the $528.5 million that was outstanding as of February 28, 1997. Offsetting the short-term investments against long-term debt, on a pro forma basis, the increase at November 30, 1997 over amounts outstanding as of February 28, 1997 would be approximately $176.8 million. Such increase was used primarily to fund the Company's common stock repurchases ($63.6 million), capital expenditures in excess of depreciation and amortization ($50.9 million), acquisitions, net of divestitures ($42.5 million) and the extraordinary debt extinguishment ($11.7 million) during the nine-month period ended November 30, 1997.

The Company has borrowing availability under its primary credit agreement of approximately $500 million and additional availability under its various domestic and foreign demand lines of credit of approximately $145 million as of November 30, 1997.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program and restructuring efforts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The Company classifies its operations in two business segments: Industrial and Automotive. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations for the three and nine month periods ended November 30, 1996 have been restated to reflect the businesses divested in fiscal 1997 as discontinued operations.

Net sales from continuing operations for the three and nine month periods ended November 30, 1997 increased by $42.5 million (8%) and $98.5 million (6%) over the comparable periods last year. These increases were attributable to internal sales growth, as well as the inclusion of the results of operations of LPI and several smaller acquisitions from their respective dates of acquisition. Excluding the acquisitions, and the divestitures which occurred at the beginning of the fiscal year, net sales from continuing operations for both the three and nine month periods ended November 30, 1997 increased 7% over the comparable periods last year.

Net sales were negatively effected by unfavorable foreign currency exchange rate movements during the period. If exchange rates in the current periods had remained consistent with the rates in effect in the comparable periods last year, sales in the current periods would have increased approximately 3% more than discussed above.

In the Company's Industrial segment, net sales increased $13.2 million (6%) and $31.5 million (4%) for the three and nine month periods ended November 30, 1997 over the comparable periods last year. Excluding businesses divested in the beginning of the fiscal year, net sales for the three and nine month periods ended November 30, 1997 increased approximately 10% and 8% over the comparable periods last year. This internal growth was lead by growth in the segment's domestic general industrial and transportation sectors.

In the Company's Automotive segment, net sales increased $29.3 million (10%) and $66.9 million (8%) for the three and nine month periods ended November
30, 1997 over the comparable periods last year. Excluding LPI and several smaller acquisitions, the Automotive segment's net sales for the three and nine month periods ended November 30, 1997 increased approximately $14.9 million (5%) and $52.5 million (6%), respectively,over the comparable periods last year. The internal growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, with the domestic OEM growth leading the way. The segment's OEM business was most effected by the exchange rate changes during the current periods. In the Aftermarket sector, internal sales remained relatively flat in both the domestic and foreign components for the three and nine month periods ended November 30, 1997 in comparison to the prior year, with slight increases in the maintenance (filters) side offset by slight decreases in the traditional (belts and hose) side of the sector.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



The cost of products sold as a percentage of consolidated net sales has remained relatively consistent in the range of 67.3% to 67.6% throughout the current and prior year periods. Selling and administration costs as a percentage of consolidated net sales were 15.7% for the three and nine month periods ended November 30, 1997, as compared to 16.3% and 16.7%, respectively, for the three and nine month periods ended November 30, 1996. The reduction in the level of costs also indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in substantially offsetting the impact of inflation on such costs.

During fiscal 1997, the Company initiated a restructuring of its manufacturing and distribution facilities, which is expected to improve customer service, reduce costs, and dedicate its facilities to either the Automotive or Industrial business segments. The restructuring resulted in a pre-tax charge against earnings of $112.5 million in fiscal 1997. Approximately $51.8 million of the charge related to cash expenditures required to be made primarily over a two-year period. The remaining $60.7 million non-cash portion of the charge represents primarily asset write-offs and pension benefits to be paid out of the Company's pension fund. The Company believes the restructuring will result in an annual pre-tax cost savings of between $40 million and $45 million. While the closing of operations is proceeding as scheduled, the relocation and start-up of product lines and distribution activities is proceeding slower than originally scheduled. The Company is attempting to catch-up as it closes out its current fiscal year and expects to realize net benefits from the restructuring beginning sometime during the first half and increasing into the second half of its next fiscal year ending February 28, 1999.

Research and development costs increased by $2.1 million (20%) and $4.9 million (16%) for the three and nine month periods ended November 30, 1997 as compared to the three and nine month periods ended November 30, 1996. As a percentage of consolidated net sales, these expenses remained relatively consistent in the range of 2.0% - 2.3% in each period, which reflects the Company's continuing emphasis on new product development.

Depreciation and amortization expense increased by $4.0 million (24%) and $7.1 million (14%) for the three and nine month periods ended November 30, 1997 as compared to the three and nine month periods ended November 30, 1996. The increases are primarily attributable to the Company's increased level of capital equipment expenditures, as well as the effects of the LPI and several smaller acquisitions. Increased amortization expense related to costs associated with the issuance of the Company's 7-1/2% and 4-3/4% Notes also contributed to the increases in the current periods.

Interest expense for the three and nine month periods ended November 30, 1997 increased by $2.3 million (16%) and $1.9 million (4%) as compared to the three and nine month periods ended November 30, 1996. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisitions of LPI and several smaller acquisitions, as well as to

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


support higher working capital and capital expenditure levels. This increase was substantially offset by the benefits of proceeds from asset divestitures and reduced rates on the Company's domestic debt, primarily related to the issuance of the 7-1/2% and 4-3/4% Notes to refinance higher rate debt.

The effective tax rate as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1997 reflects an expense of 38% and of 38.6%, respectively, compared to a benefit of approximately 40.6% and expense of 30.8% in the prior year periods. The reason for the prior period rates differing from the current year is primarily due to the restructuring charge which provided a slightly higher tax benefit than the 39% blended rate on earnings before the restructuring charge. Excluding the effects of the restructuring charge, the Company's provision for income taxes as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1996 was approximately 39%. The decrease in the effective tax rate in the current periods is primarily related to the benefit of increased domestic income resulting from internal growth that outpaced income growth in foreign locations with higher statutory tax rates than in the U.S. The higher rates in comparison to the U.S. statutory tax rate are primarily the result of income in foreign jurisdictions with higher statutory tax rates than in the U.S., and state and local taxes.

The Company's income from continuing operations in the prior year periods was made up of the following elements (dollars in thousands, except per share amounts):
                                           Three Months       Nine Months
                                               Ended              Ended
                                        November 30, 1996   November 30, 1996
                                        -----------------   -----------------

Elements of the Company's income
 from continuing operations:
  Income before restructuring charge         $ 25,200            $76,700
  Restructuring charge                        (67,500)           (67 500)
                                             --------            -------
     Income (loss) from
      continuing operations                  $(42,300)           $ 9,200
                                             ========            =======
Fully diluted income per share from
 continuing operations:
  Income before restructuring charge         $    .38            $  1.15
  Restructuring charge                          (1.01)             (1.01)
                                             --------            -------
     Income (loss) from
      continuing operations                  $   (.63)           $   .14
                                             ========            =======

The income from continuing operations for the three and nine month periods ended November 30, 1997 reflects an increase of $2.1 million (8%) and $8.2 million (11%) over the comparable amounts (before the restructuring charge) for the prior year. On a fully diluted per share basis, such amounts for the three and nine month periods ended November 30, 1997 represent an increase of $.04 (11%) and $.15 (13%) over the comparable amounts for the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



The unfavorable foreign currency exchange rate movements referred to above had the effect of reducing fully-diluted earnings per share by approximately $.02 and $.05 per share in the three and nine month periods ended November 30, 1997, respectively.



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


Item 6(a) - Exhibits

      Exhibit No.

      11    Statement Regarding Computation of Per Share Earnings

      27    Financial Data Schedule

Item 6(b) Reports on Form 8-K

The following report on Form 8-K was filed pertaining to events occurring during the quarter ended November 30, 1997.

      (1) The current report on Form 8-K dated November 7, 1997, was filed to report under Item 5, pertaining to the Company's issuance of $275,000,000 aggregate principal amount of 4-3/4% Convertible Subordinated Notes due 2004. The Notes were sold in a private transaction pursuant to Rule 144a under the Securities Act of 1933 (as amended).

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE: January 6, 1998                     /s/ Sal H. Alfiero
                                          ---------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE: January 6, 1998                     /s/ William P. Montague
                                          -----------------------
                                          William P. Montague
                                          President



DATE: January 6, 1998                     /s/ John J. Byrne
                                          -----------------------
                                          John J. Byrne
                                          Vice President - Finance
                                           and Chief Financial Officer



DATE: January 6, 1998                     /s/ Richard L. Grenolds
                                          -----------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer


DATE: January 6, 1998                     /s/ Clement R. Arrison
                                          ----------------------
                                          Clement R. Arrison
                                          Director

EXHIBIT INDEX


Description

                                                                      Page No.

      11    Statement Regarding Computation of Per Share Earnings     20
      27    Financial Data Schedule                                   22