Form 10-K
period 1998-02-28
MARK IV INDUSTRIES INC
filed 1998-05-28
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 28, 1998

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to ______________________

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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 19, 1998 on the New York Stock Exchange was $1,128,332,066.

      As of May 19, 1998, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 59,144,317 shares.

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

                           MARK IV INDUSTRIES, INC.
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K


PART I                                                               Page

Item 1:     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2:     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 3:     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 19
Item 4:     Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . . . . . . . . . . . 19


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters. . . . . . . . . . . . . . . . 19
Item 6:     Selected Financial Data . . . . . . . . . . . . . . . . . . . . 20
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 8:     Financial Statements and Supplementary
             Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 9:     Disagreement on Accounting and Financial
             Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . 55


PART III

Item 10:    Directors and Executive Officers of the
             Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . 55
Item 11:    Executive Compensation. . . . . . . . . . . . . . . . . . . . . 55
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management. . . . . . . . . . . . . . . . . . . . . 55
Item 13:    Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . . . . . . . . . . 55


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . 55
            Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 62
            Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 63

                                    PART I

ITEM 1.  BUSINESS
------   --------

General
-------
      Mark IV Industries, Inc. ("Mark IV" or "the Company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve primarily industrial and automotive markets. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are sold primarily directly, but also through independent distributors, to other manufacturers and commercial users in the United States and Europe and, to a lesser extent, in Canada, Latin America and the Far East. Mark IV operates 71 manufacturing facilities and 45 distribution and sales locations and employs approximately 17,000 people in 20 countries.

      Mark IV's business strategy is focused on building its worldwide Automotive and Industrial business segments through internal growth and selective strategic acquisitions, and the continuation of cost control and quality improvement programs. The Company's operating strategy emphasizes establishing cooperative programs with customers to engineer, design and develop higher value-added systems in addition to individual products, the introduction of new, more cost effective and durable products and systems, and management for continuous improvement.

      In furtherance of these strategies, over its last five fiscal years, Mark IV has:

      (i) enhanced its ability to provide a broader range of products to its existing customers through its $286.3 million acquisition of Purolator Products Inc. ("Purolator"), a leading manufacturer of automotive and industrial filtration products and systems in late-fiscal 1995;
      (ii) established a joint venture in Brazil and is in the process of establishing manufacturing facilities in Argentina and Brazil;
      (iii) established distribution centers to serve markets in Latin America and the Pacific Rim, and acquired manufacturing and distribution facilities in Mexico;
      (iv) increased its industrial hose and couplings production capacity and strengthened its position in the hose and couplings products market through its $78 million acquisition of Imperial Eastman at the beginning of fiscal 1997;
      (v) emphasized continuous product development, with a portion of its current sales arising from the introduction of new products or products which have been redesigned;
      (vi) initiated during fiscal 1997 a restructuring of the Company's manufacturing and distribution facilities to make them more focused and cost effective; and
      (vii) expanded its international presence and capabilities to include air handling systems in its existing automotive fuel and fluid handling business through its $60 million acquisition of LPI Systemes Moteurs S.A. ("LPI") in October 1997.

Recent Developments
-------------------

      In May 1998, the Company announced the completion of its 7.3 million share repurchase program initiated in March 1997. The stock was purchased at an average price of $22.00 per share, for a total cost of $160.7 million, with
3.8 million shares being repurchased in the first quarter of fiscal 1999 at an average cost of $21.00 per share. Upon completion of the buyback program, the Company's Board of Directors authorized the purchase of an additional ten million shares, representing approximately 17 percent of the Company's current shares outstanding. Under the new authorization, the stock will be purchased in the open market or through privately negotiated transactions, from time to time, at prices the Company considers to be attractive.

      In October 1997, as a part of its strategy to pursue selective strategic acquisitions and expand its international presence, the Company acquired LPI for a cash purchase price of approximately $60 million. LPI operates three manufacturing facilities in France, and supplies plastic air admission systems, which include air intake manifolds and cooling modules produced by injection, welding and blow molding technologies, for the automotive OEM markets. The LPI acquisition enables the Company's Automotive segment to expand its systems capabilities to include air handling systems in addition to the segment's existing fuel and fluid handling capabilities.

      In October 1997, the Company completed the private placement of $275 million principal amount of its 4-3/4% Convertible Subordinated Notes due 2004 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 4-3/4% Notes). The 4-3/4% Notes are convertible into the Company's Common Stock at a price of $32.8125 per share, subject to anti-dilution adjustments.

      In August 1997, the company completed the private placement of $250 million principal amount of its 7-1/2% Senior Subordinated Notes due 2007 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 7-1/2% Notes) at a purchase price of 99.471% of their face amount.

      The Company used a portion of the net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). During fiscal 1998, $184.9 million of the 8-3/4% Notes were acquired in open-market purchases and the remaining $73.1 million of the 8-3/4% Notes were called and redeemed on April 2, 1998.

      In the third quarter of fiscal 1997, the Company announced a major restructuring program aimed at focusing its businesses into two primary operating units--Industrial and Automotive--with dedicated managements, as well as manufacturing and distribution facilities, while at the same time, capitalizing on common technologies. The restructuring resulted in a pre-tax charge against earnings of $112.5 million in fiscal 1997, with $51.8 million non-cash portion of the charge representing primarily asset write-offs and pension benefits to be paid out of the Company's pension fund. The Company expects to complete the restructuring and to begin to realize net benefits from the restructuring in the third quarter of fiscal 1999--about six months behind the Company's original estimates.

     During fiscal 1997, as part of the Company's strategy to become more focused within its Industrial business segment, the Company sold its Professional Audio, Vapor Corporation, Interstate Highway Signs, and Eagle Signal businesses and certain other non-operating assets. At the beginning of 1998, the Company also sold its Gulton Data Systems and LFE Industrial Systems businesses. The total of all of these divestitures generated gross proceeds of approximately $313 million.


Segment Information
-------------------
     The Company classifies its operations into the following two business segments:

      (i) Mark IV Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide; and

      (ii) Mark IV Automotive, which includes the design, manufacture and distribution of (a) power transmission, fuel, and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market.

      Financial information regarding the business segments is presented in
Note 13 to the Company's audited consolidated financial statements included elsewhere herein. A more detailed discussion concerning the make-up of the Company's two business segments follows.


MARK IV INDUSTRIAL

      Mark IV Industrial provides Power and Fluid Management components and systems, Transportation and Other, and Specialty Filtration products to customers around the world. Representing 45% of Mark IV's total revenue base, Mark IV Industrial's sales were approximately $1.0 billion in fiscal 1998.
The Company's focus in this segment includes serving its customers better by expanding product offerings and improving quality and delivery, while at the same time enhancing the utilization of its resources. The Company's efforts in these areas are geared to position it as a significant supplier of industrial products in targeted markets.

      Combining the strengths of its brands, including Dayco(R), Purolator(R), Swan(R), Imperial Eastman(R), Facet(R), Mark IV IVHS, Luminator, F-P Electronics, Caplugs(R) and Statham, Mark IV Industrial is organized into three primary operating units: Dayco Industrial, Transportation and Other, and Specialty Filtration.

Dayco Industrial

      Dayco Industrial's future growth is focused on two primary areas: Power and Fluid Management. Its Power Management systems and components are used in the transmission of power - either mechanically or through the use of hydraulics or fluid power, while its Fluid Management products are used in the movement containment, processing, treatment or control of fluids. The systems and components in these areas primarily consist of a variety of belts, tensioners and pulleys; and hoses, couplings and assemblies, which are specially designed for a variety of industrial applications.

      During fiscal 1998, the Company completed its acquisitions of Imperial Eastman Australia, Australian Hose Manufacturing and Rubicon Industrial, adding about $21 million to its annual revenue base. The addition of these companies expanded the Company's industrial products lines, and increased the group's penetration in Australia.

      In the Power and Fluid Management areas, the Company is focused on developing and supplying its products to the following targeted industrial markets: agriculture, petroleum and mining, chemical, construction, forest products, and manufacturing. In these markets, the Company's products are supplied directly to industrial OEMs, and through established distribution and retail networks

Power Management Systems and Components

      Dayco manufactures specific lines of hydraulic hoses and couplings for use in the mining industry - a global industry encompassing both underground and above-ground processes, with each using different products and standards. Expanding its product offerings this year, Dayco introduced the Day Minemaster hose. The Minemaster hose is designed with thicker, more abrasion-resistant covers, larger diameter wire reinforcement, and thicker tubes to overcome the harsh mining environment. The new Minemaster hose, coupled with Dayco's existing Coalmaster hose, provides Dayco with complete hydraulic coverage in the mining industry.

      In Dayco's power transmission product line, which supplies synchronous drive belts, advances in rubber compounding, construction and design are responsible for the belt's performance, design flexibility, while saving space, weight, energy and cost. In most instances, RPP Plus synchronous drive belts will replace old-fashioned timing belt, roller chain and gear-driven drives, in addition to providing high-torque, high-efficiency performance.

Fluid Management Systems and Components

      The Dayco Poly-Chem Ultra hose was designed and manufactured especially for the chemical industry. The patented inside tube handles most common industrial chemicals, while the high grade outside cover is abrasion resistant, non-marking, and easy to clean. The Poly-Chem Ultra can handle a wide range of temperatures, comes in a variety of lengths, is extremely flexible, safer and lighter than other chemical hoses in the same class.

      In the consumer products arena, Dayco Swan introduced the Hoserap - a unique new hands-free garden hose currently being patented. Sold with a sprinkling attachment, this handy water dispensing product has a flexible coil inside of the hose with a "Memory" that allows it to be wrapped around stationary objects, such as posts or lawn furniture, for hands-free sprinkling.

Manufacturing Update

      Dayco Industrial's manufacturing performance - and versatility - were significantly enhanced during the year by the addition of manufacturing space in Alliance, Nebraska; El Paso, Texas; and Manitowoc, Wisconsin.

      Expanding its rigid mandrel hose capability, approximately 90,000 square feet of manufacturing space was added to Dayco's Alliance plant to produce high-pressure spiral wire hose for agricultural, construction and mining equipment.

      Now fully operational, Dayco opened a manufacturing facility in El Paso, Texas, to provide hose and belt products to its floor care customers.

      In Manitowoc, a new kind of hydraulic hose manufacturing process is now on line, which is expected to improve efficiencies and reduce labor costs. Dayco's "hybrid" hoses are manufactured from a newly developed, high-tech process which combines special rubber and plastic materials. Using these space age polymers has enabled Dayco/Eastman to offer new and innovative product differentiations to the mature hose industry.

Technology

      Dayco Direct, a significant new improvement in customer communications in the industry, offers up-to-the-minute information to Dayco customers.
Using Dayco Direct, customers have direct access to the unit's order entry system enabling them to place and track orders in real time, via the Internet.

      Another technological innovation is Dayco Industrial's Automation Link
(DIAL) - the division's new technology-enabled selling system. DIAL allows the Company's sales force to access customer information and sales records from a laptop computer, check inventory, and quickly provide pricing information. The DIAL system improves communications, enables Dayco representatives to make calculations without waiting for reports from a central office and, ultimately, increases customers satisfaction by reducing cycle time.

TRANSPORTATION AND OTHER

      The Company's Transportation businesses provide a variety of mass transit and traffic management systems to the transportation and infrastructure industries in North America, Europe and Asia. The group consists of Mark IV IVHS, Luminator Mass Transit, Luminator Aircraft and F-P Electronics in North America, as well as SLE, LLE and F-P Electronics, in Europe. The product lines include intelligent vehicle highway systems, and information display and lighting systems, which are sold to mass transit agencies, transportation authorities, bus, rail and aircraft OEMs, state and local municipalities, and the transportation aftermarket.

Intelligent Vehicle Highway Systems

      Growth in the Company's transportation business was led by Mark IV IVHS, which supplies a variety of products, including transponders, readers and antennas, to the electronic toll market. To date, the largest project in this market is with the Interagency Group, which represents eleven transportation authorities in New York, New Jersey, Pennsylvania, Delaware and Maryland. Successful installations to date include the New York State Thruway, the New York City MTA Bridges and Tunnels, and the Port Authority. With significant growth in the Interagency Group and expansion of the E-ZPass system, more than 50% of travelers on the bridges and tunnels of New York are currently using E-ZPass.

      Shipments of similar products have commenced to ISHTA, the major toll road authority in Illinois, under the name I-Pass(R), where daily toll transactions are comparable in volume to the very busy New Jersey corridor.
In Canada, Highway 407, the first all-electronic toll road, was opened during the year, with Mark IV supplying both transponders and readers. In addition, orders have now been received for readers, transponders, and toll kits for the Massachusetts Turnpike Authority. In South Carolina, electronic toll collection, using Mark IV equipment, began in early March on the Cross-Island Parkway, Hilton Head Island.

      The Company's growth is driven not only by the success of the E-ZPass system, but also by finding new applications for equipment developed for electronic toll collection systems. Mark IV transponders are now used at both the Ambassador Bridge between Detroit, Michigan and Windsor, Ontario, and at the Peace Bridge near Buffalo, New York, for customs clearance of trucks at these border crossings. A truck's manifest is stored in a transponder, and is then transmitted to the border prior to crossing. This allows the border inspector to review the manifest, and either wave the truck on, or instruct it to pull over for further inspection, expediting the truck traffic at these heavily used border crossings. Also, at Pearson International Airport in Toronto, Ontario, Canada, our transponders are also used to control access to secured areas of the airport.

Information Displays

      Mark IV is a leading worldwide supplier of electronic passenger information displays for public transportation vehicles. F-P Electronics manufactures the Optima(tm) line of hybrid LED magnetic disc displays. These displays are incorporated into bus and rail destination signs by Luminator and LLE.

      In Europe, Mercedes-Benz has selected LLE's Optima designs for several bus models, including the new Citaro. As a result of this selection, and the acceptance of this product by the market, LLE's manufacturing facilities will soon be doubled in size to accommodate this growth.

Traffic Control Products

      SLE has made a significant addition to its product line with the introduction of traffic preemption products in London, England. These products enable a traffic signal to hold on green for high priority vehicles, such as ambulances and police cars.

Mass Transit and Aircraft Products

      Luminator Mass Transit has been selected to supply internal lighting systems and external signs, over a three-year period, for the New York City Transit Authority's new subway cars. In addition, America's first Amtrak high-speed passenger trains will feature Luminator(R) lighting fixtures in every car. Luminator designed a variety of fixtures to compliment these sleek new cars to be built by Bombardier.

      Luminator Aircraft has obtained a contract to supply passenger service units on Boeing's 717 aircraft, as part of a joint development project between Luminator, Drager of Germany, Fischer of Austria, and Boeing, Douglas Products Division. The new passenger service units will complement the other products Luminator supplies on the 717, including entry, fluorescent aisle, and seat marker lights, and exit signs. Management believes this group has also realized success in the aftermarket segment of the aircraft industry.

      In addition, Luminator Aircraft Products has entered into a joint agreement with Ta Yih Industrial Co. Ltd. Of Taiwan to furnish Luminator's night vision compatible interior and exterior lighting for Sikorsky military and police helicopters in Taiwan.

Other Industrial Products

      Also included in this sector of the industrial business segment is the Company's Protective Closures' Caplugs division, which manufactures, plastic, metal, and vinyl caps, plugs, edge liners and protective netting sold to a broad base of industrial and automotive OEM customers, and the Mokon division, which produces circulating oil and water temperature control systems. The Company's Statham unit is a supplier of pressure measurement transducers for use in commercial aviation, aerospace and corrosive process markets. NRD is a leading supplier of ionization elements used in smoke detectors, and also manufactures self-energized, luminous exit signs, and static control devices used mainly in the electronics and printing industries. Kirkhof/Goodrich manufacturers resistance welding products and transformers primarily for the automotive industry.

SPECIALTY FILTRATION

      The Company's Specialty Filtration products include specialized industrial fluid filters; heating and air conditioning filters for residential, commercial and industrial users; and highly technical filters and filtration systems. These products are provided by the Company's Purolator Filter Products, Facet International, and Purolator Products Air Filtration operations.

Purolator Filter Products

      Through Purolator Filter Products, Mark IV Industrial provides specialized industrial fluid filters for the aeropower, fluid processing, and general industrial markets, as well as for government and military applications.

      This unit has developed a sand control filtration technology for use in the exploration and extraction of crude oil. By controlling formation sand, well life is enhanced and oil rigs can pump more crude oil, faster, and with less downtime caused by clogging - a common problem of current sand control filters. To assure worldwide market penetration, Purolator Filter Products entered into a strategic alliance with Halliburton, the world's leading provider of oilfield products and services. Under this agreement, Halliburton, through its worldwide sales, is marketing PoroPlus(tm) screens, the latest generation of sand control filters used in the oil and gas industry. The companies will share engineering, R&D, and manufacturing resources to strengthen their alliance and develop new products for the future.

Facet International

      Facet International designs, manufactures and sells filters, oil and water separators, and refueling, filtration, anti-pollution, water recycling systems, and bilge separators, for all types of liquids, gases, or liquid gases, for aviation, marine, petrochemical, power generation and general industrial markets.

      Facet is a worldwide provider of aviation refueling filtration and separation systems with direct operations in ten countries. The company has a significant number of technical approvals throughout the world for its commercial and military aviation products. In addition, Facet International recently developed a new type of bilge water separator to add to its already wide range of marine products.


Purolator Products Air Filtration (PPAFC)

      Through PPAFC, Mark IV Industrial manufactures and distributes a broad range of heating, ventilation and air conditioning (HVAC) filters and filtration products for residential, commercial and industrial uses. These filters range from basic efficiency panel filters used in homes, to medium-and high-efficiency products used in office buildings, hospitals and manufacturing facilities.

      During fiscal 1998, PPAFC introduced the Purolator Filtration Systems' new line of HVAC housing and equipment for new construction and retrofit projects. The line includes specialized equipment for technical environments, such as contamination control and clean room applications. The addition of these products expands the Company's technical expertise and broadens its product offerings. Also during the year, two new products were added to PPAFC's line of Defiant(R) medial products.

      The Company has also expanded its high efficiency particulate air (HEPA) filter line to include high temperature modes. The expansion of the two marketing lines of ULTRA-cell(R) and Micro-Air(R) allows Purolator to participate in additional arenas such as the pharmaceutical and semiconductor cleanroom industries.

      Also added were HEPA & American Society of Heating, Refrigeration, and Air Conditioning Engineers (ASHRAE) filter housings for applications that have been requested by the Company's customers. The ASHRAE filter is a rigid box design engineered to provide medium and high efficiency filtration combined with a prolonged life cycle. Its rugged design and construction makes this filter effective in challenging applications where high humidity, turbulent airflow, intermittent water exposure, and elevated operating temperatures exist.

OUTLOOK

      Mark IV Industrial hopes to achieve growth in the coming decade by developing and supplying products to its targeted markets. Acquisitions and strategic alliances created through collaborative engineering with customers and specific product expertise, will provide additional areas of opportunity.

      In the global marketplace, demand is increasing for the systems and components that Mark IV Industrial is strategically positioned to provide. By focusing on specific market segments where the Company has leadership positions, and expanding our product offerings within these areas, as well as in the geographic regions in which the Company participates, the Company will continue to generate new growth opportunities.

     Mark IV Industrial is committed to satisfying the needs of its customers by continuing to design, manufacture, and distribute its products in an efficient and cost effective manner. In addition Mark IV Industrial is committed to expanding its product offerings - through product line extensions, acquisitions and/or joint ventures - in order to expand its array of power and fluid management, transportation systems and components and specialty filtration products.

      In its targeted markets, growth is aimed primarily at strengthening Mark IV Industrial's position in North America, Europe, Latin America and the Asia/Pacific region.

      The Company is focused on allowing Mark IV Industrial to become a dominant player in targeted industrial markets, while better serving its customers.

MARK IV AUTOMOTIVE

      Mark IV Automotive designs, manufactures and sells a variety of high quality automotive systems and components to the global automotive industry. Sales in this segment were approximately $1.2 billion in fiscal 1998, representing 55% of Mark IV's total revenue in the year. Approximately 62% of the segment's sales were to OEM/OES customers, while the balance of the Company's automotive products were sold to the aftermarket.

      Mark IV Automotive is focused on expanding its business to become a more global supplier of safety, environmental and comfort related products to the automotive industry. During fiscal 1998, Mark IV Automotive's sales increased 7%, excluding results from newly acquired businesses, while strategic acquisitions in Europe added approximately $94 million to its annual revenue base. In addition to adding to sales, the acquisitions of Mark IV Systemes Moteurs (previously LPI), Nuova Eletta and M-Filter also provided the Company with new products, technology and capacity.

AUTOMOTIVE OEM/OES

      Mark IV Automotive designs and supplies engineered systems and components for the majority of automotive engine and platform manufacturers in the world today, primarily serving OEMs in North America and Europe, and to a lesser extent, in South America and Asia/Pacific.

      In the automotive OEM market, the Company's emphasis is on providing complete systems or subsystems to meet the needs of its customers. Management believes Mark IV Automotive is recognized as an innovator in its "systems" orientation, which helps OEM customers to minimize their fixed expenses, and allows the Company to increase its sales dollars per vehicle. The Company's efforts in this area over the past several years have been focused on expanding its technological and engineering capabilities. Today, Mark IV Automotive is one of the world's leading automotive systems manufacturers in the areas of power transmission, air intake, fuel, fluid handling and filtration.

Technical Centers

      Mark IV Automotive has ten technical centers located in the U.S. and Europe, each of which is dedicated to the development of products in its core product areas. Research and development activities and resources are coordinated throughout these centers. As a result, the Company is able to avoid duplication and can capitalize on developments and improvements made in its core technologies.

      Mark IV Automotive is customer oriented. During fiscal 1998, the company improved its organization structure in order to better serve its customers' needs. The biggest change can be found in the OEM/OES business, where Mark IV Automotive now manufactures and distributes its automotive systems and components through three new divisions: the Engine Division, Platform Division and Filter Division.

ENGINE DIVISION

The Engine Division includes systems and components which address customers' Power Transmission and Air Intake needs.

Power Transmission Systems

      Mark IV Automotive is a leading manufacturer of accessory drive and camshaft drive systems consisting of components such as belts, pulleys, idlers, tensioners and dampers, as well as starter drives, for the global automotive market. The power transmission group is focused on providing fully designed front end accessory drive systems, which offer customers increased value and improved performance.

      During fiscal 1998, this group was successful in securing front-end accessory drive business for future model years, from both North American and European customers. In addition, three new starter drive products for use in heavy duty diesel engine applications were released during the year. The Company also received numerous top quality awards from customers, both domestically and abroad. Operationally, all of Mark IV automotive's power transmission manufacturing facilities have received QS-9000 registration, and are working toward receiving ISO-1400 certification for their environmental control processes.

      Last year, a wholly-owned subsidiary, Dayco Argentina, S.A., was established in Cordoba, Argentina, to provide camshaft and accessory drive systems and components to the South American automotive OEM market and the aftermarket. With construction now complete and production scheduled to commence during the second fiscal quarter of fiscal 1999, the Company will be better positioned to serve its European OEM customers in that region, including Fiat, Volkswagen, Renault and Peugeot.

Air Intake Systems

      New this past fiscal year, and also included in the Engine Division, are air intake systems, which include a variety of high quality air intake manifolds, engine cooling systems and components, ducts, thermostat housings, brake fluid, surge and power steering tanks, and water pumps.

      Mark IV Automotive entered this market through the October 1997 acquisition of LPI (now known as Mark IV Systemes Moteurs), and the July 1997 acquisition of Nuova Eletta. Mark IV Systemes Moteurs has three manufacturing facilities and a technical center in France, while Nuova Eletta has a production facility in Italy. On a combined basis, these new operations provide plastic air admissions systems, including air intake manifolds and cooling modules produced by patented injection molding, welding, and blow molding processes.

      The addition of Mark IV Systemes Moteurs significantly improves Mark IV Automotive's competitive position and expands its product offerings. Sold primarily in Europe to leading automotive companies, including Peugeot, Citroen, Renault, Ford, BMW, Porsche and Volkswagen--these new products will now be marketed globally.


PLATFORM DIVISION

      Mark IV Automotive's Platform Division provides systems and components to meet its customers' Fluid Handling and Fuel Systems needs.

Fluid Handling Systems

      Mark IV Automotive is a world leader in the design and manufacture of fluid handling systems. The Company's fluid handling products consist of hoses and hose assemblies for power steering, air conditioning, oil cooler and other high-pressure applications, as well as radiator hose, heater hose and other related hoses, couplings and assemblies.

      Almost 50% of vehicles produced in Europe today include both air conditioning and power steering, while in the U.S., over 95% of all new vehicles are comparably equipped. The number of European cars which feature these products is growing at a faster rate than the overall market, representing a continuing growth opportunity for Mark IV Automotive in Europe.

      The Company's fluid handling unit is recognized as one of the few suppliers in North America with vertically integrated hose and metal tubing assembly operations. This integrated capability results in optimal product solutions for customers, enabling them to depend on a single supplier for complete design and manufacturing responsibility.

      The focus of the fluid handling group is to provide cost effective system solutions that solve a variety of problems. Mark IV Automotive's products are expected to operate in extreme conditions, including a wide range of temperatures, pressures, and corrosive environments, and to be able to handle fluids ranging from gases to liquids. These system requirements drive the need for innovative research and development of new generation materials and components, which are provided by the Company's technical centers in Ocala, Florida, and Torino, Italy. Mark IV Automotive has also been successful in integrating innovative NVH (noise and vibration) solutions into its fluid handling assemblies, generating several new NVH patents each year.

Fuel Systems

      Mark IV Automotive's fuel products include all systems and components required for the safe transport of fuel--from the gas tank inlet into a vehicle's gas tank, and from the tank into the engine. Mark IV Automotive's products vary from completed systems to individual components, including tubes, hoses, couplings, fuel fillers, fuel pumps and other assemblies, fittings, valves, canisters, filters and quick connectors. These products are currently manufactured in North America, Europe and South America, and are sold to major OEM customers around the world.

      As automotive manufacturers continue to reduce their supply base, they are placing increased responsibility for engineering and testing on their suppliers, and sourcing complete systems rather than components. In response, Mark IV Automotive's fuel unit is focused on gaining competitive advantages by expanding its global presence, remaining market driven, and establishing alliances with customers, as well as other members of the automotive supply community.


FILTER DIVISION

      Mark IV Automotive is a leading manufacturer in a complete line of automotive oil, air and fuel filters manufactured primarily in North America, and distributed in North America, Europe, South America and the Asia/Pacific region.

      On the OEM side of its business, new filter programs are in place which are strengthening its position with customers. All of the filters the Company manufactures are OEM-approved, and 33% of them are sold to original equipment service (OES) customers. The Company is utilizing its research and development capabilities, and working together with its customers to develop new oil, cabin air, fuel and in-tank fuel filters.

      Expansion of the Company's filter business in Europe began in fiscal 1998 with the acquisition of M-Filter, a manufacturer of air and oil filters located in Finland. This acquisition provides Mark IV Automotive with its first European filter manufacturing base. In addition, the Company supplies many of the filter needs of Renault, Toyota, Mazda, Subaru and Nissan.

      New product development is a key factor to ensuring the continued success of Mark IV Automotive, and to meeting the demand for new technology from the rapidly changing automotive market. Mark IV Automotive's new TASO (Take Apart Spin On) environmental oil filter -- with its permanent housing and replaceable filter cartridge -- is "environmentally friendly" since the filter element is designed to be incinerated after use. The TASO is currently being tested on a number of Chrysler leased vehicles. Mark IV Automotive's relationship with Chrysler, combined with its pro-active environmental stance, led to Mark IV Automotive being selected to design and supply a similar product for the Chrysler/BMW joint venture engine, to be manufactured in South America and sold into Europe and North America.

AUTOMOTIVE AFTERMARKET

      In the automotive aftermarket, Mark IV Automotive provides an array of automotive belts, hoses, filters and accessories to automotive warehouse distributors, oil companies, quick lubes, original equipment service centers, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors.

      The belts and hoses manufactured and marketed primarily under the company's Dayco(R) brand name, and the Company's Purolator(R) brand filters, are widely recognized. Through its restructuring activities, these two core product lines have been integrated, streamlining the Company's sales and marketing operations.

      In fiscal 1998 the Company opened a new, state-of-the-art, distribution center in Fayetteville, North Carolina, to supply aftermarket products to customers in the eastern portion of the U.S. Reflecting a new approach to aftermarket distribution, the 506,000 square foot Fayetteville center consolidated four facilities into a single, more efficient operation that is 130,000 square feet smaller than the older facilities combined. Fayetteville's warehouse system is fully computerized and utilizes paperless radio frequency (RF) equipment and bar coding technology, reducing costs, shortening order turnaround time and improving accuracy.

      The Company's European aftermarket sales organization was streamlined during fiscal 1998, eliminating costs and improving customer service. During the year, the Company began selling its filter products to the Russian marketplace, and is in the process of introducing belts and other products to the region. The Company also extended its range of timing belt kits -- which include both a belt and a tensioner -- to its European customers.

OUTLOOK

      Mark IV Automotive has experienced significant growth over the past several years. Increased capital spending has resulted in improved productivity and competitiveness, which has helped support this segment's sales growth.

      Continued growth in the Company's automotive business will be achieved both internally, by increasing product content/dollar value per vehicle in both existing and new markets, and externally, through acquisitions which broaden product offerings in core technology areas and/or expand the company's presence into new or developing geographic regions. In addition, the Company will continue to provide its customers with quality products and service, while improving efficiencies and reducing costs.

      Mark IV Automotive's strength lies in its focus on the design, development and manufacture of new or improved safety, environmental and comfort related automotive products, predominantly for the OEM market. The company's technological capabilities, combined with increased investments in research and development, will allow it to continue working with its customers to provide solutions to today's automotive problems, and meet the needs of tomorrow.

      The future of Mark IV Automotive will require an increased focus on the OEM market, and leveraging its strength in this market to provide OEM-approved products to its aftermarket customers. During fiscal 1999, the Company will work on strengthening its aftermarket operations. This concentration, combined with the Company's more streamlined operating structure and ongoing rationalization activities, will help improve its position in today's global automotive marketplace.


Marketing and Competition
-------------------------
      Mark IV's products are marketed primarily in the United States and Europe, and to a lesser extent in Canada, Latin America and the Far East. The Company uses its own sales engineers and other sales personnel, independent distributors and sales representatives to market its products.

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


Backlog
-------
      The Company does not believe that the backlog of orders for any of its products is material to the Company as a whole.


Patents and Trademarks
----------------------
      Although a number of patents and trademarks have been issued to the Company and its subsidiaries, the Company believes its competitive position is more dependent on its technical knowledge and processes than on patent or trademark protection. The Company believes, however, that its trademarks and tradenames used in connection with certain products may be significant to its business.


Research and Development
------------------------
      The Company is engaged in ongoing research and development in connection with new and existing products and systems. Research and development expenditures are expensed as incurred, and amounted to $48.5 million; $44.5 million and $36.8 million for the Company's continuing operations in fiscal 1998, 1997 and 1996, respectively. It is anticipated that such costs will increase as a percentage of sales in fiscal 1999 as a result of a number of new product and systems initiatives which the Company is pursuing, as well as the introduction of new technology to the North American automotive OEM market from recent acquisitions in Europe.

Raw Materials and Supplies
--------------------------
      The materials and supplies used to produce the Company's products are generally obtained from a wide variety of suppliers, and the Company has not experienced any shortages. Although certain materials are readily available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these raw materials in the foreseeable future.

Government Regulation
---------------------
      Certain of the Company's electrostatic control devices, smoke-detector ionization elements and self-illuminating lights have radioactive components, the production, storage and transportation of which are subject to federal, state and local laws and regulations. Federal and state regulations also limit the amount of exposure the Company's employees may have to such radioactive materials. The Company has obtained the necessary licenses and approvals required for its businesses and believes it is in material compliance with all applicable regulations concerning radioactive materials and employee safety.

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

Employees
---------
      The Company currently employs approximately 17,000 persons, of whom approximately 13,200 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. The Company currently has approximately 2,500 North American production employees that are covered by 11 collective bargaining agreements which expire at various times through the year 2001. The Company believes its relationship with its employees is good.


Other
-----
      Mark IV was incorporated in Delaware in 1970 and its executive offices are at 501 John James Audubon Parkway, Amherst, New York 14226-0810. Its telephone number is (716) 689-4972. Information on Mark IV can be obtained on the Company's website at http://www.mark-iv.com.


ITEM 2.  PROPERTIES
-------  ----------
      The table below summarizes the approximate floor space of the Company's corporate office and principal manufacturing facilities by business segment.

                                                   Approximate Floor Space
                                                   -----------------------
                                               (In Thousands of Square Feet)
                                              Owned       Leased      Total
                                              -----       ------      -----

Corporate Office                                 -          32,400     32,400
Industrial     (1) (3)                        3,652,100    713,300  4,365,400
Automotive     (2) (3)                        3,435,000  1,075,000  4,510,000



(1)   Consisting of the following forty facilities:
      North American facilities (approximately 3,594,500 square feet):
      Springfield, MO; Fort Scott, KS; Alliance, NE; Eldora, IA; McCook, NE; Davenport, IA; Bucyrus, OH; Buffalo, NY; Vero Beach, FL; Stillwell, OK; Tulsa, OK; Henderson, NC; Kenly, NC; Davenport, IA; Sacramento, CA; Newark, NJ; Greensboro, NC; Mexico City, Mexico; Plano, TX; Mississauga, Ontario, Canada (2); Cobourg, Ontario, Canada; Grand Island, NY; Hudsonville, MI; Costa Mesa, CA; Manitowoc, WI (2); Barrie, Ontario, Canada; Red Wing, MN and El Paso, TX.

      International Facilities (approximately 770,900 square feet):
      Halesowen, U.K.; Torino, Italy; Barcelona, Spain; Treforest, Wales, UK; Lacoruna, Spain; Rastatt, Germany; and Nice, France; Perth, Australia; Sydney, Australia; and Adelaide, Australia.

(2)   Consisting of the following thirty-one facilities:
      North American facilities (approximately 2,836,400 square feet):
      Walterboro, SC; Williston, SC; Ocala, FL; Ft. Worth, TX; Springdale, AR; Weston, Ontario, Canada; Easley, SC; Lexington, TN; Fayetteville, NC; Salt Lake City, UT; Mississauga, Ontario, Canada; Detroit, MI and Big Rapids, MI.

      International facilities (approximately 1,673,600 square feet): Torino, Italy (2); Baudour, Belgium; Chieti, Italy; Manopello, Italy; Varberg, Sweden; Ulricehamn, Sweden; Blidsberg, Sweden: Valperga, Italy; Follonica, Italy; Melbourne, Australia; Juatuba, Brazil; Cordoba, Argentinia; Orbey, France; Fraize, France; Chateauroux, France; Scarperio, Italy and Haapavefi, Finland;

(3) The Automotive amounts include approximately 350,000 square feet from facilities listed in footnote 1 above. This amount represents a portion of Industrial manufacturing facilities which manufacture products the Company classifies in its Automotive segment.

      The Company also owns or leases various small production facilities, sales offices, distribution and research centers which are not included in the above list of properties.

      The Company believes that its existing facilities have sufficient capacity to meet its anticipated needs in each of its industry segments for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------
      One of the Company's subsidiaries has been named as a defendant in a number of litigation actions related to product supplied to one of the subsidiary's customers. The parties seek damages related to alleged defects in certain hose products manufactured by the subsidiary and included by the customer in its retail gasoline fuel delivery systems. The Company believes it has good and valid defenses against the claims, and has submitted a counter-claim against the customer.

      The Company is also involved in various other legal issues. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
      Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
-------  -----------------------------------------------------------------
          MATTERS
          -------
      The Company's Common Stock is listed on the New York Stock Exchange (Symbol: IV). The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by the New York Stock Exchange. All amounts have been adjusted for the 5% stock dividend declared in April 1998.

                                 Fiscal 1998                   Fiscal 1997
                               -----------------          -----------------
                               Low         High             Low         High
                               ---         ----             ---         ----
   1st Quarter                $22.143     $25.000         $18.125    $21.125
   2nd Quarter                $23.250     $25.438         $19.550    $22.375
   3rd Quarter                $22.000     $28.000         $19.000    $22.625
   4th Quarter                $20.250     $23.500         $19.875    $22.500

      As of February 28, 1998, the approximate number of holders of record of the Company's Common Stock was 2,100.

      The Company declared total cash dividends of $.17 and $.14 per share during fiscal 1998 and 1997, respectively.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

<cption>
                            FIVE YEAR SUMMARY OF OPERATIONS
                     (Amounts in thousands, except per share data)

                                  Fiscal Year Ended the Last Day of February,

                            1998        1997        1996        1995         1994
                            ----        ----        ----        ----         ----
Income Statement Data:

 Net sales from
  continuing operations  $2,210,200  $2,076,000  $1,779,200  $1,306,400   $  958,900
                         ==========  ==========  ==========  ==========   ==========
 Operating income (a)    $  238,300  $  223,200  $  188,300  $  135,500   $  104,100
                         ==========  ==========  ==========  ==========   ==========
 Restructuring charge          -     $  112,500        -           -            -
                         ==========  ==========  ==========  ==========   ==========
 Interest expense        $   61,600  $   59,000  $   52,600  $   46,300   $   43,100
                         ==========  ==========  ==========  ==========   ==========
 Income from continuing
   operations(b):
   Before restructuring
    charge               $  109,200   $ 100,200   $  82,800   $  55,000   $   38,200
   Restructuring charge        -        (67,500)       -           -            -
                         ----------   ---------   ---------   ---------   ----------
      Total continuing      109,200      32,700      82,800      55,000       38,200
 Income from discontinued----------   ---------   ---------   ---------   ----------
   operations (b):
   Before divestitures         -          5,900       9,600      12,900       12,900
   Gain on divestitures        -         17,500        -           -           -
                         ----------   ---------   ---------   ---------   ----------
      Total discontinued       -         23,400       9,600      12,900       12,900
                         ----------   ---------   ---------   ---------   ----------
 Extraordinary items (b)    (10,600)       -           -         (1,100)     (21,700)
 Cumulative effect of
  accounting change(b)         -           -           -           -         (26,000)
                         ----------   ---------   ---------   ---------   ----------
     NET INCOME          $   98,600   $  56,100   $  92,400   $  66,800   $    3,400
                         ==========   =========   =========   =========   ==========
 Basic earnings
  per share:
  Continuing operations:
   Before restructuring
    charge                $    1.70   $    1.51    $    1.25   $   1.03    $     .78
   Restructuring charge         -         (1.02)         -          -            -
                          ---------   ---------    ---------   --------    ---------
      Total continuing         1.70         .49         1.25       1.03          .78
  Discontinued operations:---------   ---------    ---------   --------    ---------
    Before divestitures         -           .09          .15        .24          .26
    Gain on divestitures        -           .26          -          -            -
                          ---------   ---------    ---------   --------    ---------
      Total discontinued        -           .35          .15        .24          .26
                          ---------   ---------    ---------   --------    ---------
  Extraordinary items          (.16)        -            -         (.02)        (.44)
  Accounting change             -           -            -          -           (.53)
                          ---------   ---------    ---------   --------    ---------
      NET INCOME          $    1.54   $     .84    $    1.40   $   1.25    $     .07
                          =========   =========    =========   ========    =========



                                 Fiscal Year Ended the Last Day of February,

                             1998        1997       1996        1995       1994
                             ----        ----       ----        ----       ----
 Diluted earnings
  per share:
  Continuing operations:
   Before restructuring
    charge                  $   1.66  $    1.50    $   1.24   $    .96    $    .72
   Restructuring charge          -        (1.01)        -          -           -
                            --------  ---------    --------   --------    --------
      Total continuing          1.66        .49        1.24        .96         .72
                            --------  ---------    --------   --------    --------
  Discontinued operations:
    Before divestitures          -          .09         .15        .21         .22
    Gain on divestitures         -          .26         -          -           -
                            --------   --------    --------   --------    --------
      Total discontinued         -          .35         .15        .21         .22
                            --------   --------    --------   --------    --------
  Extraordinary items           (.16)       -           -         (.02)       (.37)
  Accounting change              -          -           -          -          (.44)
                            --------   --------    --------   --------     -------
      NET INCOME            $   1.50   $    .84    $   1.39   $   1.15     $   .13
                            ========   ========    ========   ========     =======
 Cash dividends paid
  per share                 $    .17   $    .14    $    .11   $    .10     $   .08
                            ========   ========    ========   ========     =======
 Weighted average
  number of shares
  outstanding:
    Basic                     64,100     66,300      66,200     53,600      49,100
    Diluted                   67,400     66,700      66,600     60,700      58,700



                                       As of the Last Day of February,

                             1998       1997        1996        1995       1994
                             ----       ----        ----        ----       ----
 Balance Sheet Data:

  Working capital        $  458,400 $  364,600  $  404,900 $  379,700   $  312,800

  Total assets           $2,420,500 $1,974,600  $2,013,100 $1,846,400   $1,282,300

  Long-term debt         $  793,900 $  528,500  $  642,500 $  610,700   $  567,200

  Stockholders' equity   $  752,000 $  758,400  $  725,500 $  635,500   $  345,400

____________________________
(a)  Income from continuing operations before restructuring charge, interest expense and taxes.
(b)  Net of related tax effects.


Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Liquidity and Capital Resources
-------------------------------

The Company's short-term capital needs are met by cash generated through operations, and supplemented by borrowings under various credit facilities to the extent required. During fiscal 1998, net cash provided by earnings (income from continuing operations before restructuring and non-cash items) was $229.5 million, a 22% increase over the $187.6 million generated in fiscal 1997, which in turn represented an increase of $24.8 million (15%) over the $162.8 million generated in fiscal 1996. At February 28, 1998, the Company's working capital investment was $458.4 million, a net increase of $93.8 million (26%) in comparison to $364.6 million at February 28, 1997. Approximately $46.5 million of the increase was caused by the net effects of the purchase of short-term investments with a portion of the proceeds from the Company's issuance of 7-1/2% and 4-3/4% Notes ($119.6 million), partially offset by the reclassification of the 8-3/4% Notes which were called and redeemed on April 2, 1998 ($73.1 million). The remaining $47.3 million (13%) increase in the Company's working capital investment over the prior year is primarily related to operations acquired in fiscal 1998, and temporary working capital requirements to support the transition resulting from the Company's restructuring program. Management anticipates its working capital investment will be significantly reduced during fiscal 1999 as a result of the completion of its restructuring program and the implementation of a new company-wide incentive compensation plan which is focused on cash flow generation. The Company's working capital investment at February 28, 1997 represented a decrease of $40.3 million (10%) in comparison to the total at February 29, 1996.

Capital expenditures related to continuing operations in fiscal 1998 were $156.5 million, which exceeded depreciation and amortization expense of $79.9 million for the year, and reflects an increase of $47.3 million over fiscal 1997's capital expenditures. The increased level of expenditures relates primarily to the Company's restructuring efforts, and secondarily to new facilities and equipment required to support new products and markets, including increased business opportunities in Europe and South America. Capital expenditures related to continuing operations in fiscal 1997 were $109.2 million, which exceeded depreciation and amortization expense of $69.0 million for the year, and reflects an increase of $18.7 million over fiscal 1996's expenditures of $90.5 million. The increased level of expenditures in fiscal 1997 relates to the Automotive segment, with new facilities and equipment expenditures required to support new products and increased business opportunities primarily in the U.S. and Italy, and also in its expansion efforts in Brazil, Argentina and Australia. Excluding the effects of Imperial Eastman, capital expenditures in the Industrial segment in fiscal 1997 were up slightly from the level incurred in fiscal 1996. Management anticipates that the Company's capital expenditure requirements will return to more normal levels in fiscal 1999 (approximately $80.0 million) as the Company completes its restructuring plan.

Cash provided by earnings in fiscal 1998 was sufficient to fund the Company's capital expenditure investments, as well as the cash expenditure requirements of its restructuring efforts during the fiscal year. Management believes that cash generated from earnings will be more than sufficient to fund such needs for the foreseeable future. Management intends to utilize such excess, plus funds generated as a result of the Company's anticipated reduction in its working capital investment, to help fund the repurchase of its Common Stock, acquisitions and debt reductions.

In addition to the capital expenditures identified above, other investment activities of the Company during the past few years include the following:

- In October 1997, the Company acquired the net assets of LPI Systemes Moteurs S.A. (LPI) for a net cash purchase price of approximately $60 million. LPI, based in France, manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection molding, welding and blow molding technologies. LPI is included in the Company's Automotive business segment. The Company also made a number of smaller acquisitions in Europe and Australia during fiscal 1998 for a total cost of approximately $30.2 million.

- In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through February 28, 1998, the Company acquired approximately 3.5 million of such shares, at an average cost of $23.14 per share, or a total cost of approximately $80.4 million. Subsequent to the end of the fiscal year, the Company acquired an additional 3.8 million of its shares at an average cost of $21.00 per share, or a total cost of approximately $80.3 million. These purchases completed the Company's 7.3 million share repurchase program, at an average cost of $22.00 per share, or a total cost of approximately $160.7 million.

- During fiscal 1997, the Company initiated a restructuring of its manufacturing and distribution facilities which is expected to improve customer service, reduce costs and dedicate its facilities to either the Automotive or Industrial business segments. The restructuring resulted in a pre-tax charge against earnings of $112.5 million, with $51.8 million related to cash expenditures required to be made primarily over a two-year period. The remaining $60.7 million non-cash portion of the charge represents primarily asset write-offs and pension benefits to be paid out of the Company's pension fund. Although the Company has experienced a delay of approximately 6 months from its initial timeline for the completion of its restructuring plan, it has now completed a substantial portion of its restructuring program. The Company expects to realize a net benefit from its restructuring activities beginning in the second half of fiscal 1999.

- During fiscal 1997, as part of the Company's strategy to become more focused within its Industrial business segment, the Company sold its Professional Audio, Vapor Corporation, Interstate Highway Signs and Eagle Signal businesses and certain other non-operating assets. In fiscal 1998, the Company sold its Gulton Data Systems and LFE Industrial Systems businesses. The total of all of these divestitures generated gross proceeds of approximately $313 million.

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

- During fiscal 1997, the Company acquired the net assets of Cinotto Tecnomeccanica S.p.A. (CTM) for a cash purchase price of approximately $17.2 million. Near the end of fiscal 1996, the Company also acquired the net assets of FitzSimons Manufacturing Company (FitzSimons) for a cash purchase price of approximately $24.4 million. Both of these acquisitions are a part of the Automotive business segment, and enabled the segment to extend its systems delivery capability in its fuel systems and power transmission businesses worldwide.

The Company's long-term capital needs are met by cash generated from earnings, bank financing, and public debt and equity offerings. Recent long-term financing activities include the following:

- In October 1997, the Company completed the private placement of $275 million principal amount of its 4-3/4% Convertible Subordinated Notes due 2004 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 4-3/4% Notes). The 4-3/4% Notes are convertible into the Company's Common Stock at a price of $32.8125 per share, subject to anti-dilution adjustments.

- In August 1997, the Company completed the private placement of $250 million principal amount of its 7-1/2% Senior Subordinated Notes due 2007 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 7-1/2% Notes) at a purchase price of 99.471% of their face amount.

- The Company used a portion of the net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). During fiscal 1998, $184.9 million of the 8-3/4% Notes were acquired in open-market purchases and the remaining $73.1 million of the 8-3/4% Notes were called and redeemed on April 2, 1998.

- In March 1996, the Company entered into a $500 million, five-year non-amortizing revolving credit facility (the "Credit Agreement") with various financial institutions. The proceeds of the initial borrowings under the Credit Agreement were used to repay amounts outstanding under the Company's previously existing credit agreements.

- In March 1996, the Company also completed the sale of $250 million principal amount of its 7-3/4% Senior Subordinated Notes due 2006 (the 7-3/4% Notes). The net proceeds from the sale of the 7-3/4% Notes were used to reduce outstanding indebtedness under the Credit Agreement.

As of February 28, 1998, the Company had borrowing availability under its Credit Agreement of $500 million and availability under its various other domestic and foreign demand lines of credit of approximately $174 million.

Foreign Currency
----------------

The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's sales from foreign locations and exports are significant; therefore, the Company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1998 was not significant.


Results of Operations
---------------------

The Company classifies its operations into the following two business segments:

       (i) Automotive, which includes the design, manufacture and distribution of (a) power transmission, fuel, and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

       (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide.

The results of operations of LPI, Imperial Eastman and the smaller acquisitions have been included in the Company's results of operations from their respective dates of acquisition, as reflected in the Company's audited financial statements, including the segment information identified in Note 13 to such financial statements. Results related to the Company's discontinued operations have been excluded from the results of continuing operations for all periods presented and discussed herein.

Net sales from continuing operations increased $134.2 million (7%) in fiscal 1998 in comparison to fiscal 1997. Such sales were negatively effected by approximately $60.0 million as a result of unfavorable foreign currency exchange rate movements during fiscal 1998. If exchange rates in fiscal 1998 had remained consistent with the rates in effect in fiscal 1997, net sales from continuing operations in fiscal 1998 would have increased approximately 9% in comparison to fiscal 1997. The increase in fiscal 1998's sales was primarily attributable to internal sales growth, and to a lesser extent to the inclusion of the results of operations of LPI and several smaller acquisitions from their respective dates of acquisition.

In the Company's Industrial segment, net sales in fiscal 1998 increased $36.2 million (4%) in comparison to fiscal 1997. Excluding businesses divested in fiscal 1997, net sales in fiscal 1998 increased approximately 8% in comparison to fiscal 1997. This increase was lead by internal growth in the segment's general industrial and transportation sectors in the U.S., while the Industrial segment's operations outside of the U.S. remained relatively flat, year over year.

In the Company's Automotive segment, net sales in fiscal 1998 increased $98.0 million (9%) in comparison to fiscal 1997. Excluding LPI and several smaller acquisitions, the Automotive segment's net sales in fiscal 1998 increased approximately 7% in comparison to fiscal 1997. The internal growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, with OEM growth in the U.S. leading the way. The Company's negative movements in foreign currency exchange rates during fiscal 1998 related primarily to the Automotive segments OEM business. In the Aftermarket sector, internal sales increased nominally in fiscal 1998 in comparison to fiscal 1997, with a slight increase on the maintenance (filters) side offset by a slight decrease in the traditional (belts and hose) side of the sector.

Net sales in fiscal 1997 increased approximately $300 million (16.7%) in comparison to fiscal 1996, with approximately $190 million of the increase generated by the Industrial segment (a 24.5% increase) and approximately $110 million generated by the Automotive segment (a 11% increase). Reflecting the effects of acquisitions during the periods, the increase on a pro forma basis was approximately $140 million, with $75 million generated by the Automotive segment and $65 million generated by the Industrial segment, with each segment reflecting an increase of approximately 7% over fiscal 1996.

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

Cost of products sold as a percentage of consolidated net sales were 67.7%, 67.8%, and 67.7% in fiscal 1998, 1997 and 1996, respectively. This consistent level of costs indicates the negative pressures on the margins experienced by both of the Company's business segments have been substantially offset by the positive effects of the Company's cost control and cycle time reduction programs. Benefits anticipated from the Company's restructuring plan have been substantially offset during the current year by operating inefficiencies resulting from the transition of the manufacture of certain products from one facility to another. It is anticipated that the Company's current restructuring program will have a net beneficial effect on the level of such costs beginning in the second half of fiscal 1999.

Selling and administration costs as a percentage of consolidated net sales were 15.7%, 16.0% and 16.3% in fiscal 1998, 1997 and 1996, respectively. The reduced level of costs reflects operating efficiencies achieved from the integration of the operations acquired and the reorganization of the Company's business segments. The lower level of costs also indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in offsetting the impact of inflation on such costs.

Research and development costs increased by $4.0 million (9%) in fiscal 1998 in comparison to fiscal 1997, which in turn increased by $7.7 million (21%) in comparison to fiscal 1996. As a percentage of consolidated net sales, such costs were approximately 2.2% in each of fiscal 1998, 1997 and 1996. This consistent level of investment reflects the Company's continuing emphasis on new product development. It is anticipated that such costs will increase as a percentage of sales in fiscal 1999 as a result of a number of new product and systems initiatives which the Company is pursuing, as well as the introduction of new technology to the North American Automotive OEM market from recent acquisitions in Europe.

Depreciation and amortization expense increased by $10.9 million (16%) in fiscal 1998 in comparison to fiscal 1997, which in turn increased by $9.8 million (17%) in comparison to fiscal 1996. The increases are attributable to increased levels of capital equipment expenditures in the past two years to support the Company's restructuring efforts as well as new facilities and equipment required to support new products and markets and increased business opportunities in Europe and South America.

The above mentioned items resulted in the following operating income (before the restructuring charge) for each of the fiscal years presented (dollars in millions):
                             1998                1997              1996
                       ----------------    ---------------    ---------------
                                 % of                % of               % of
                                Related            Related            Related
                       Amount    Sales     Amount   Sales     Amount   Sales
                       ------   -------    ------  -------    ------  -------
OPERATING INCOME

Automotive             $132.7    11.0%     $122.1   11.0%     $ 110.6  11.0%
Industrial              121.4    12.1%      120.5   12.5%        95.1  12.3%
Total operating
 income before
 corporate expenses     254.1    11.5%      242.6   11.7%       205.7  11.6%

Corporate expenses      (15.8)   (0.7)%     (19.4)  (0.9)%      (17.4) (1.0)%

Operating income       $238.3    10.8%     $223.2   10.8%      $188.3  10.6%
                       ======    =====     ======   =====      ======  =====

The $112.5 million restructuring charge recognized in fiscal 1997 relates to the Company's decision to realign and refocus its operations. The effect of this charge, after taxes, reduced income from continuing operations by $67.5 million, or $1.01 per diluted share of Common Stock.

Interest expense in fiscal 1998 increased $2.6 million (4%) over fiscal 1997, which in turn increased $6.4 million (12%) over fiscal 1996. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisition of LPI and several smaller acquisitions, as well as to support higher working capital levels. This increase was substantially offset by the benefits of proceeds from asset divestitures and reduced rates on the Company's domestic debt, primarily related to the issuance of the 7-1/2% and 4-3/4% Notes to refinance higher rate debt. The increase in fiscal 1997 is primarily the result of increased borrowings required to finance the Imperial Eastman and FitzSimons acquisitions.

The effective tax rate as a percentage of pre-tax accounting income for fiscal 1998 reflects an expense of 38.2%, compared to an expense of approximately 36.8% and 39% in fiscal 1997 and 1996, respectively. The reason for the fiscal 1997 rate differing from the other fiscal years is primarily due to the restructuring charge which provided a slightly higher tax benefit than the 39% blended rate on earnings before the restructuring charge. Excluding the effects of the restructuring charge, the Company's provision for income taxes as a percentage of pre-tax accounting income for fiscal 1997 was approximately 39%. The decrease in the effective tax rate in fiscal 1998 is primarily related to the benefit of increased domestic income resulting from internal growth that outpaced income growth in international locations with higher statutory tax rates than in the U.S. The higher rates in comparison to the U.S. statutory tax rate are primarily the result of income in international jurisdictions with higher statutory tax rates than in the U.S., and state and local taxes.

Income from continuing operations in fiscal 1998 increased $9.0 million (9%) over the comparable amount for fiscal 1997 (before the restructuring charge), which in turn increased $17.4 million (21%) over fiscal 1996. On a diluted per share basis, such amount for fiscal 1998 represents an increase of $.16 (11%) over the comparable amount for fiscal 1997, which in turn increased $.26 (21%) over fiscal 1996. The unfavorable foreign currency exchange rate movements had the effect of reducing diluted earnings per share by approximately $.07 in fiscal 1998.

The Company's income from continuing operations in fiscal 1997 was made up of the following elements (dollars in thousands, except per share amounts):

     Elements of the Company's income from
     continuing operations:
       Income before restructuring charge               $100,200
       Restructuring charge                              (67,500)
                                                        --------
         Income from continuing operations              $ 32,700
                                                        ========
     Diluted income per share from
     continuing operations:
       Income before restructuring charge               $   1.50
       Restructuring charge                                (1.01)
                                                        --------
          Income from continuing operations             $    .49
                                                        ========

Year 2000 Issues
----------------

Mark IV has developed a formal plan, called Project 2000, to ensure that all of its date-sensitive computer systems and other equipment utilized in its various manufacturing, distribution and administration activities will be Year 2000 compliant and operational on a timely basis.

The plan addresses every Mark IV location throughout the world. It also includes a review of computer applications that directly connect elements of the Company's business to its customers and suppliers, as well as an assessment process to determine that all of its significant suppliers of materials, components and services also will be Year 2000 compliant.

The Company's implementation of its Project 2000 plan involved capital expenditures for computer software and hardware, and, in certain instances, new or modified equipment. In many cases, the investments made for new systems and modifications not only provide for Year 2000 compliance, but also enhance the Company's current processes.

The Company does not believe that the costs of achieving Year 2000 compliance will significantly impact the results of its operations or financial position.


Impact of Inflation
-------------------

Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.

Forward-Looking Information
---------------------------

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

The Future Factors that may affect the operations, performance and results of the Company's businesses include the following:

       a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations and joint ventures;
       b. the Company's ability to continue to control and reduce its costs of production;
       c. the level of consumer demand for new vehicles equipped with the Company's products;
       d. the level of consumer demand for the Company's aftermarket products, which varies based on such factors as the severity of winter weather, the age of automobiles in the Company's markets and the impact of improvements or changes in original equipment products;
       e.    the effect of changes in the distribution channels for the
             Company's aftermarket and industrial products; and,
       f.    the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------


                        Index to Financial Statements

                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 28, 1998                                          31

Consolidated Balance Sheets at February 28, 1998
 and 1997                                                                  32

Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 28, 1998                                                        33

Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 28, 1998                                                  34

Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 28, 1998                                       35

Notes to Consolidated Financial Statements                                 36

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Stockholders of Mark IV Industries, Inc.



We have audited the accompanying consolidated balance sheets of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.





                                             Coopers and Lybrand, LLP




Rochester, New York
March 18, 1998

                                 MARK IV INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                FEBRUARY 28, 1998 and 1997
                                  (Dollars in Thousands)



      ASSETS                                       1998             1997

Current Assets:
  Cash and short-term investments               $  120,900       $    1,300
  Accounts receivable                              466,400          390,100
  Inventories                                      393,400          377,600
  Other current assets                             105,600           76,500
      Total current assets                       1,086,300          845,500

Pension and other non-current assets               226,600          214,000
Property, plant and equipment, net                 668,400          553,300
Cost in excess of net assets acquired              439,200          361,800

      TOTAL ASSETS                              $2,420,500       $1,974,600
                                                ==========       ==========
   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $  133,800       $   89,300
  8-3/4% Notes, called for redemption               73,100             -
  Accounts payable                                 222,400          188,400
  Compensation related liabilities                  75,500           89,300
  Accrued interest                                  28,600           20,400
  Other current liabilities                         94,500           93,500
      Total current liabilities                    627,900          480,900

Long-Term Debt:
  Senior debt                                       21,400           22,000
  Subordinated debt                                772,500          506,500
      Total long-term debt                         793,900          528,500

Other non-current liabilities                      246,700          206,800

Stockholders' Equity:
  Preferred stock - $.01 par value;
   Authorized 10 million shares;
   No issued shares                                   -               -
  Common stock - $.01 par value;
   Authorized 200 million shares;
   Issued 62.9 million shares in 1998 and
   66.3 million shares in 1997                         600              700
  Additional paid-in capital                       617,800          696,500
  Retained earnings                                167,100           79,300
  Foreign currency translation adjustment          (33,500)         (18,100)
     Total stockholders' equity                    752,000          758,400

     TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY                    $2,420,500       $1,974,600
                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.


                                 MARK IV INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1998, 1997 and 1996
                       (Amounts in Thousands, Except Per Share Data)




                                                    1998         1997          1996


Net sales from continuing operations             $2,210,200   $2,076,000    $1,779,200
Operating costs:
  Cost of products sold                           1,497,000    1,408,100     1,205,100
  Selling and administration                        346,500      331,200       289,800
  Research and development                           48,500       44,500        36,800
  Depreciation and amortization                      79,900       69,000        59,200
  Restructuring charge                                 -         112,500          -
     Total operating costs                        1,971,900    1,965,300     1,590,900
    Operating income                                238,300      110,700       188,300
Interest expense                                     61,600       59,000        52,600
  Income from continuing operations,
   before provision for taxes                       176,700       51,700       135,700
Provision for taxes                                  67,500       19,000        52,900
  Income from continuing operations                 109,200       32,700        82,800
Income from discontinued operations:
  Income from operations, net of taxes                 -           5,900         9,600
  Gain on divestitures, net of taxes                   -          17,500          -
    Total income from discontinued operations          -          23,400         9,600
Extraordinary loss from early extinguishment
 of debt, net of tax benefits                       (10,600)        -             -
     NET INCOME                                  $   98,600   $   56,100    $   92,400
Net income per share of common stock:
  Basic:
   Income from continuing operations             $     1.70   $      .49    $     1.25
   Income from discontinued operations                  -            .35           .15
   Extraordinary loss                                  (.16)          -            -
     NET INCOME                                  $     1.54   $      .84    $     1.40
  Diluted:
   Income from continuing operations             $     1.66   $      .49    $     1.24
   Income from discontinued operations                  -            .35           .15
   Extraordinary loss                                  (.16)         -             -
     NET INCOME                                  $     1.50   $      .84    $     1.39
Weighted average number of shares outstanding:
  Basic                                              64,100       66,300        66,200
  Diluted                                            67,400       66,700        66,600




The accompanying notes are an integral part of these financial statements.



                                 MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1998, 1997 AND 1996
                       (Dollars in Thousands, Except Per Share Data)


                                                                         Foreign
                                                Additional               Currency
                                     Common      Paid-in    Retained   Translation
                                     Stock       Capital    Earnings    Adjustment
                                     -----       -------    --------    ----------

Balance at February 28, 1995         $  600     $550,200    $ 90,800     $ (6,100)

  Net income for fiscal 1996                                  92,400
  Cash dividends of $.113 per share                           (7,500)
  Stock dividend of 5%                            66,000     (66,000)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    100
  Translation adjustment                                                    3,700

Balance at February 29, 1996            600      617,600     109,700       (2,400)

  Net income for fiscal 1997                                  56,100
  Cash dividends of $.138 per share                           (9,100)
  Stock dividend of 5%                  100       77,300     (77,400)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,700)

Balance at February 28, 1997            700      696,500      79,300      (18,100)

  Net income for fiscal 1998                                  98,600
  Cash dividends of $.17 per share                           (10,800)
  Purchase and retirement of
   3,474,420 shares of Common
   Stock (average cost of
   $23.14 per share)                   (100)     (80,300)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,400)

Balance at February 28, 1998         $  600     $617,800    $167,100     $(33,500)


The accompanying notes are an integral part of these financial statements.





                                 MARK IV INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1998, 1997 AND 1996
                                  (Dollars in Thousands)



                                               1998        1997          1996
                                               ----        ----          ----


Cash flows from operating activities:
  Income from continuing operations          $109,200    $ 32,700      $ 82,800
  Items not affecting cash:
   Depreciation and amortization               79,900      69,000        59,200
   Deferred income taxes                       54,300      23,200        25,700
   Pension income, net of other items         (13,900)     (4,800)       (4,900)
   Restructuring charge, net of tax              -         36,400          -
  Changes in assets and liabilities, net
   of effects of acquired and
   divested businesses:
    Accounts receivable                       (49,500)    (43,200)        5,900
    Inventories                               (15,800)    (31,900)      (27,800)
    Other assets                               (8,000)    (20,700)      (17,900)
    Accounts payable and other liabilities    (45,800)     (1,200)      (26,800)
     Net cash provided by continuing
      operating activities                    110,400      59,500        96,200
     Net cash provided by (used in)
      discontinued operations                    -          1,400        (2,100)
  Extraordinary items before deferred charges (11,700)       -             -
    Net cash provided by operating activities  98,700      60,900        94,100

Cash flows from investing activities:
  Acquisitions                                (90,200)    (95,200)      (28,200)
  Divestitures and asset sales                 36,700     276,600         1,600
  Purchase of plant and equipment, net:
    Continuing operations                    (153,500)   (106,900)      (87,100)
    Discontinued operations                      -         (4,000)       (5,000)
     Net cash provided by (used in)
      investing activities                   (207,000)     70,500      (118,700)

Cash flows from financing activities:
  Credit agreement borrowings, net               -        (97,300)     (242,700)
  Issuance of subordinated debt, net of fees  515,400        -          243,900
  Retirement of subordinated debt            (184,900)       -             -
  Other changes in long-term debt, net          1,400     (16,700)        3,400
  Changes in short-term bank borrowings       (13,100)     (8,200)       27,500
  Common stock transactions                   (80,100)        300           100
  Cash dividends paid                         (10,800)     (9,100)       (7,500)
     Net cash provided by (used in)
      financing activities                    227,900    (131,000)       24,700
     Net increase in cash and
      short-term investments                  119,600         400           100
Cash and short-term investments:
  Beginning of the year                         1,300         900           800
  End of the year                            $120,900    $  1,300      $    900


The accompanying notes are an integral part of these financial statements.




                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and its Significant Accounting Policies

The Company

Mark IV Industries, Inc. and Subsidiaries (the Company) is a diversified manufacturer of proprietary and other products, with operations primarily in automotive and industrial power and fluid transfer and filtration businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates.

Cash and Short-term Investments

Short-term investments consist of temporary bank deposits and money market instruments with various financial institutions that have maturities not exceeding April 2, 1998. At February 28, 1998 these short-term investments amounted to $119.6 million. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $58 million, $62 million and $64 million in fiscal 1998, 1997 and 1996, respectively. The Company paid income taxes of approximately $27 million, $26 million and $26 million in fiscal 1998, 1997 and 1996, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its temporary excess cash and short-term investments in temporary bank deposits and high quality short-term money market instruments through several high credit quality financial institutions. The credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the credit worthiness of customers. Historically, the Company has not experienced significant losses on trade receivables.

Inventories

Inventories are stated at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) method.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated at year-end exchange rates, and resulting gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transactions are included in income as realized. The Company enters into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in foreign currencies. Gains or losses on contracts related to existing business transactions are deferred and recognized as the related transactions are completed, while those related to anticipated transactions are recognized as of the balance sheet date. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

Earnings Per Share of Common Stock

The Company adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128) in the fourth quarter of fiscal 1998. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented.

Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding, adjusted for subsequent stock distributions. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 4-3/4% Convertible Subordinated Notes for the period outstanding during fiscal 1998.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS No. 123), which became effective for the Company's fiscal year ended February 28, 1997. SFAS No. 123 requires companies to recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has chosen not to recognize compensation expense for options granted under its Incentive Stock Option Plans, and the related pro forma information has been presented in Note 12 to these consolidated financial statements. Tax benefits received by the Company upon the exercise and subsequent sale of the options by its employees are recognized as an increase in additional paid-in capital as they occur.

Reclassifications

Certain reclassifications of 1997 and 1996 financial statements and related footnote amounts have been made to conform with the 1998 presentation.


2.     Restructuring

During fiscal 1997, the Company began to realign and refocus its operations, including the closure of certain facilities with an aggregate of one million square feet of manufacturing and distribution/warehousing space. The realignment will result in the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. As a part of this realignment, facilities producing both automotive and industrial products are being dedicated to one or the other of the Company's business segments. The restructuring is expected to be substantially completed by the middle of fiscal 1999. In this regard, the Company recognized a restructuring charge of $112.5 million in fiscal 1997, and such amount has been identified separately in the accompanying consolidated statements of income. The primary elements of the charge are as follows (dollars in thousands):


                                                Amounts
                                              Expended or        Balance
                                            Adjusted During    Remaining at
                                 Initial     the Fiscal Year   February 28,
                                 Charge      1997      1998        1998
                                 -------    -------    ------    ---------
Non-cash charges                $ 60,700   $(60,700)  $   -     $    -
Facility closing and lease
 run-out costs                    24,700     (5,500)    (9,000)    10,200
Employee termination
 and other costs                  27,100    (13,100)    (6,100)     7,900
  Pre-tax charge                 112,500    (79,300)   (15,100)    18,100
Tax benefit                       45,000    (31,700)    (6,100)     7,200
  Net of tax charge             $ 67,500   $(47,600)  $ (9,000) $  10,900

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The non-cash charges included fixed asset impairments and amounts to be paid to employees out of the Company's master defined benefit pension plan, as well as the accelerated recognition of related unamortized pension costs. The employee termination and other costs include amounts to be paid directly by the Company to employees of certain of the Company's manufacturing and distribution facilities in the U.S. and Europe.


3.  Acquisitions and Divestitures

In October 1997, the Company acquired the net assets of LPI Systemes Moteurs S.A. (LPI) for a net cash purchase price of approximately $60 million. LPI, based in France, manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection molding, welding and blow molding technologies. LPI is included in the Company's Automotive business segment. The Company also made a number of smaller acquisitions in Europe and Australia during fiscal 1998.

In fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

In fiscal 1996, the Company acquired the net assets of FitzSimons
Manufacturing Company (FitzSimons) for a cash purchase price of approximately $24.4 million. FitzSimons is a manufacturer of fuel system components for the North American automobile and truck industries, and is included in the Company's Automotive business segment.

In fiscal 1998, the Company sold its Data Systems and LFE Industrial Systems businesses. Such businesses were included in the results of operations of the Company's Industrial segment through their respective disposal dates.

In fiscal 1997, the Company sold its Professional Audio business, as well as a number of other non-core businesses. The results of operations for such divested businesses have been presented as discontinued operations in the Company's consolidated statements of income through their respective disposal dates.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Accounts Receivable and Inventories

Accounts receivable are reflected net of allowances for doubtful accounts of $13.6 million and $14.7 million at February 28, 1998 and 1997, respectively.

Inventories consist of the following at February 28, 1998 and 1997 (dollars in thousands):
                                                         1998         1997
                                                         ----         ----
      Raw materials                                   $ 86,200     $ 87,200
      Work-in-process                                   73,000       68,700
      Finished goods                                   234,200      221,700
               Total                                  $393,400     $377,600


As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed historical FIFO costs by approximately $38.7 million and $37.2 million at February 28, 1998 and 1997, respectively.


5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 28, 1998 and 1997 (dollars in thousands):


                                                         1998         1997
                                                         ----         ----

   Land and land improvements                         $ 25,900     $ 25,000
   Buildings                                           179,900      146,800
   Machinery and equipment                             641,800      529,800
     Total property, plant and equipment               847,600      701,600
   Less accumulated depreciation                       179,200      148,300
     Property, plant and equipment, net               $668,400     $553,300


Depreciation expense related to continuing operations was approximately $65.6 million, $55.7 million and $46.8 million in fiscal 1998, 1997 and 1996, respectively.

6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $51.1 million and $41.2 million at February 28, 1998 and 1997, respectively. Cost in excess of net assets acquired at February 28, 1998 reflects an increase of approximately $90 million related to the Company's acquisitions in fiscal 1998, as well as final purchase accounting for the acquisition completed in fiscal 1997. Amortization expense related to continuing operations was approximately $10.8 million, $9.6 million and $8.4 million in fiscal 1998, 1997 and 1996, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Long-Term Debt

Long-term debt consists of the following at February 28, 1998 and 1997 (dollars in thousands):
                                                    1998              1997
   Senior debt:                                     ----              ----
     Credit Agreement                            $     -           $     -
     Other items                                     31,200            27,400
       Total senior debt                             31,200            27,400
     Less current maturities                         (9,800)           (5,400)
       Net senior debt                               21,400            22,000
   Subordinated debt:
     4-3/4% Convertible Subordinated Notes          275,000              -
     7-1/2% Senior Subordinated Notes               248,800              -
     7-3/4% Senior Subordinated Notes               248,700           248,500
     8-3/4% Senior Subordinated Notes                73,100           258,000
       Total subordinated debt                      845,600           506,500
     Less current portion                           (73,100)             -
       Net subordinated debt                        772,500           506,500
       Total long-term debt                         793,900           528,500
   Stockholders' equity                             752,000           758,400
       Total capitalization                      $1,545,900        $1,286,900
       Long-term debt as a percentage
        of total capitalization                       51.4%             41.1%

The Company's primary credit agreement (the Credit Agreement) provides for a non-amortizing revolving credit facility through March 2001, with borrowing availability of $400 million under a domestic facility (the Domestic Credit Facility) and $100 million under a multi-currency facility (the Multi-Currency Credit Facility). The Multi-Currency Credit Facility permits borrowings to be made in U.S. dollars as well as specified foreign currencies.

Borrowings under the Domestic Credit Facility bear interest at an annual rate equal to, at the Company's option, either (i) the greater of (a) the reference rate of the agent acting on behalf of the various banks or (b) the Federal Funds Rate plus 0.50% or (ii) LIBOR plus a margin (the Applicable Margin) ranging from 0.225% to 0.35% depending upon the Company's consolidated leverage ratio, as determined on a quarterly basis. Borrowings under the Multi-Currency Credit Facility bear interest at the LIBOR rate for the currency of each loan plus the Applicable Margin. The Company is also required to pay a commitment fee at an annual rate ranging from 0.125% to 0.20% of the total borrowing availability under the Credit Agreement (the Facility Fee Rate), determined on the basis of the same consolidated leverage ratio. Based upon the Company's consolidated leverage ratio as of February 28, 1998, the Applicable Margin and Facility Fee Rate are 0.225% and 0.15%, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Credit Agreement contains customary covenants, including those requiring the maintenance of specified consolidated interest coverage and leverage ratios and amounts of consolidated net worth. Borrowings under the Credit Agreement are guaranteed by the Company's significant domestic and international subsidiaries and are collateralized by a pledge of the capital stock of each of such subsidiaries.

In October 1997, the Company completed the private placement of $275 million principal amount of its 4-3/4% Convertible Subordinated Notes due 2004 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 4-3/4% Notes). The 4-3/4% Notes are convertible into the Company's Common Stock at a price of $32.8125 per share, subject to anti-dilution adjustments. The 4-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and senior subordinated notes.

In August 1997, the Company completed the private placement of $250 million principal amount of its 7-1/2% Senior Subordinated Notes due 2007 (and subsequently exchanged them for equivalent notes registered under the Securities Act of 1933, as exchanged, the 7-1/2% Notes) at a purchase price of 99.471% of their face amount. The 7-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 7-3/4% Senior Subordinated Notes.

The 7-3/4% Notes are due 2006 and are general unsecured obligations of the Company. The 7-3/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 7-1/2% Notes.

The Company used a portion of the net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance $184.9 million of its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). The Company recognized an extraordinary charge in fiscal 1998 of $10.6 million, net of $6.5 million of tax benefits, for the early extinguishment of debt. The remaining $73.1 million principal amount of the 8-3/4% Notes were called for redemption on April 2, 1998 at 104.375% of principal amount and, as such have been classified as a current liability in the accompanying consolidated balance sheet as of February 28, 1998.

Based on market quotes and interest rates currently available to the Company for debt with similar terms and remaining maturities, the aggregate fair value of total long-term debt at February 28, 1998 and 1997 was approximately $794 million and $526 million, respectively.

Annual maturities of long-term debt for the next five fiscal years are $82.9 million in fiscal 1999 and approximately $5.0 million in each of the years thereafter.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Leases

The Company has operating leases which expire at various dates through 2010 with, in some instances, cost escalation and renewal privileges. Total rental expense under operating leases related to continuing operations was approximately $14.8 million, $16.8 million and $16.5 million in fiscal 1998, 1997 and 1996, respectively. Future minimum rental payments under operating leases are approximately: 1999-$11.7 million; 2000-$10.0 million; 2001-$9.3 million; 2002-$8.5 million; 2003-$7.2 million; and 2004 and thereafter - $16.5 million.


9.  Income Taxes

Income from continuing operations, before provision for taxes, and the related provision for taxes for fiscal 1998, 1997 and 1996 consists of the following (dollars in thousands):

                                           1998        1997       1996
                                           ----        ----       ----
Income before provision for taxes:
   United States                         $109,500     $ 87,700   $ 71,900
   International                           67,200       76,500     63,800
   Restructuring charge                      -        (112,500)      -
       Total                             $176,700     $ 51,700   $135,700

Provision for taxes:
  Currently payable:
   United States                         $  1,500     $ 24,600   $ 13,700
   International                           17,800       16,200     13,500
   Restructuring related                   (6,100)     (31,700)      -
       Total currently payable             13,200        9,100     27,200
  Deferred:
   United States                           42,000       12,900     14,800
   International                            6,200       10,300     10,900
   Restructuring related                    6,100      (13,300)      -
       Total deferred                      54,300        9,900     25,700
       Total provision for taxes         $ 67,500     $ 19,000   $ 52,900


The provision for taxes on income from continuing operations for fiscal 1998, 1997, and 1996 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                            1998       1997       1996
                                            ----       ----       ----
Expected tax at United States
 statutory income tax rate                $61,800    $18,100    $ 47,500
Permanent differences                       2,600      2,100       1,400
State and local income taxes                2,300     (1,300)      2,300
Foreign tax rate differences
 and other items, net                         800        100       1,700
    Total provision for taxes             $67,500    $19,000    $ 52,900

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 28, 1998 and 1997 (dollars in thousands):


                                                     1998         1997
                                                     ----         ----
Current:
   Tax credit carryforwards                       $ 20,600      $ 12,000
   Insurance related liabilities                    10,200         6,000
   Restructuring liabilities                         6,600         8,300
   Compensation related liabilities                  6,600         6,200
   Other current items                               4,400         2,900
     Net current asset                            $ 48,400      $ 35,400
Non-current:
   Fixed and intangible assets                    $(41,400)     $(36,000)
   Pension and postretirement related items        (18,200)      (12,000)
   Other non-current items                           3,200        23,100
     Net non-current liability                    $(56,400)     $(24,900)


Based on the Company's history of prior operating earnings and its expectations for the future, management of the Company has determined that it is more likely than not that operating income will be sufficient to enable it to realize its deferred tax assets, including tax credit carryforwards which begin to expire in 2007. The undistributed earnings of the Company's international subsidiaries have been reinvested in each country, and are not expected to be remitted back to the parent company.


10.  Pension and Other Postretirement Benefit Plans

The Company has adopted SFAS No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). SFAS No. 132 is intended to standardize certain footnote disclosure requirements for pensions and other retiree benefits. Information concerning the Company's defined benefit pension plans consists of the following (dollars in thousands):


                                           Defined Benefit Pension Plans
                                           -----------------------------
                                            1998        1997        1996
                                            ----        ----        ----
Change in Plan Assets:

  Fair value of plan assets at
   the beginning of the year             $ 418,000   $ 366,400   $ 335,400
  Acquisitions                                -         20,800        -
  Actual return on plan assets              95,000      57,300      67,200
  Benefits paid                            (41,600)    (26,500)    (36,200)
  Fair value of plan assets at
   the end of the year                   $ 471,400   $ 418,000   $ 366,400

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           Defined Benefit Pension Plans
                                           -----------------------------
                                            1998        1997        1996
                                            ----        ----        ----
Change in Benefit Obligations:

  Benefit obligations at the
   beginning of the year                 $(337,100)  $(303,100)  $(273,700)
  Acquisitions                                -        (24,500)       -
  Service cost                              (4,800)     (5,600)     (3,800)
  Interest cost                            (23,800)    (23,300)    (23,100)
  Curtailment losses                          (400)     (2,400)     (1,200)
  Special termination benefits                -        (16,000)       -
  Change in the discount rate              (17,900)       -        (35,900)
  Other actuarial gains (losses)           (13,600)     11,300      (1,600)
  Benefits paid                             41,600      26,500      36,200
  Benefit obligations at the
   end of the year                       $(356,000)  $(337,100)  $(303,100)

Funded Status Reconciliation:

  Funded status                          $ 115,400   $  80,900   $  63,300
  Unrecognized actuarial losses             12,600      30,900      48,800
  Unrecognized prior service costs           1,700       1,100       7,500
  Prepaid benefit recognized in the
   consolidated balance sheet
   at the end of the year                $ 129,700   $ 112,900   $ 119,600

Components of Net Benefits Income
(Expense):
  Service cost                           $  (4,800)  $  (5,600)  $  (3,800)
  Interest cost                            (23,800)    (23,300)    (23,100)
  Expected return on plan assets            45,700      42,900      36,900
  Curtailment losses                          (400)     (2,400)     (1,200)
  Special termination benefits                -        (16,000)       -
  Amortization of unrecognized losses         -         (1,000)     (2,300)
  Net benefits income (expense)
   for the year                          $  16,700   $  (5,400)  $   6,500

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Plan assets include Common Stock of the Company with a total market value of $46.9 million as of February 28, 1998. The special termination benefits of $16.0 million in fiscal 1997 relate to the Company's restructuring plan, as discussed in Note 2.

Information concerning the Company's other postretirement benefit plans consists of the following (dollars in thousands):

                                          Other Postretirement Benefit Plans
                                          ----------------------------------
                                            1998        1997        1996
                                            ----        ----        ----
Change in Benefit Obligations:

  Benefit obligations at the
   beginning of the year                  $ (88,200)  $ (84,100)  $ (69,700)
  Acquisitions                                 -         (4,100)     (4,600)
  Service cost                                 (500)       (600)       (600)
  Interest cost                              (6,200)     (6,200)     (6,000)
  Curtailment gains                            -          2,900        -
  Change in the discount rate                (3,500)       -        (10,600)
  Other actuarial losses                     (7,300)     (5,100)     (1,000)
  Benefits paid                              10,100       9,000       8,400
  Benefit obligations at the
   end of the year                        $ (95,600)  $ (88,200)  $ (84,100)

Funded Status Reconciliation:

  Funded status                           $ (95,600)  $ (88,200)  $ (84,100)
  Unrecognized actuarial losses              29,300      18,300      13,800
  Unrecognized prior service costs             (900)       (300)       (300)
  Accrued liability recognized
   in the consolidated balance
   sheet at the end of the year           $ (67,200)  $ (70,200)  $ (70,600)

Components of Net Benefits Expense:

  Service cost                            $    (500)  $    (600)  $    (600)
  Interest cost                              (6,200)     (6,200)     (6,000)
  Curtailment gains                            -          2,900        -
  Amortization of unrecognized losses          (600)       (100)       (100)
  Net benefits expense for the year       $  (7,300)  $  (4,000)  $  (6,700)

The weighted average actuarial assumptions utilized in determining the above amounts for the defined benefit and other postretirement benefit plans as of the end of the year were as follows:

   Expected return on plan assets            11.5%        11.5%        11.5%
   Discount rate                              7.0%         7.5%         7.5%
   Rate of compensation increase              4.0%         4.0%         4.0%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's other postretirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon their retirement. Relative to the above financial information, the actuarial valuations assume a medical cost trend rate of 7% for fiscal 1999, decreasing by 1% per year to an ultimate level of 4.5% in fiscal 2002. In that regard, the impact of a 1% change in the health care cost trend rate would change the benefit obligations by $1.8 million and change the total service and interest cost components by approximately $100,000.

The Company also has defined contribution pension plans for a significant number of its employees in the United States, as well as for certain of its employees outside of the United States. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans amounted to approximately $15.3 million, $16.9 million and $13.0 million in fiscal 1998, 1997 and 1996, respectively, the substantial part of which was funded currently.

11.  Net Income Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

   Basic Net Income Per Share                  1998       1997      1996
   --------------------------                  ----       ----      ----

   Net income                                $ 98,600   $56,100    $92,400
   Weighted average
    common shares outstanding                  64,100    66,300     66,200
   Basic net income per share                $   1.54   $   .84    $  1.40

   Diluted Net Income Per Share
   ----------------------------
   Net income                                $ 98,600   $56,100    $92,400

   After-tax equivalent of interest
    expense on 4-3/4% convertible
    subordinated notes                          2,700      -          -
   Income for purposes of computing
    diluted net income per share             $101,300   $56,100    $92,400

   Weighted average common
    shares outstanding                         64,100    66,300     66,200
   Dilutive stock options                         500       400        400
   Weighted average assumed conversion of
    4-3/4% convertible subordinated notes       2,800      -          -

   Weighted average common shares
    outstanding for purposes of computing
    diluted net income per share               67,400    66,700     66,600

   Diluted net income per share              $   1.50   $   .84    $  1.39

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Stockholders' Equity and Stock Options

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

In March 1997, the Company announced its intention to acquire up to 7.3 million shares of its Common Stock outstanding. It is expected that such shares would be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through February 28, 1998, the Company had acquired and retired approximately 3.5 million of such shares, at an average cost of $23.14 per share, or a total cost of approximately $80.4 million. The Company is also authorized to issue 10 million shares of Preferred Stock, and there are no shares outstanding at the present time.

Under the Company's Restricted Stock Plan, there are approximately 346,000 restricted shares outstanding under various awards as of February 28, 1998. Approximately 276,000 shares remain available for issuance under the Plan as of that date. The fair market value of restricted stock awards as of the date of grant is recognized as it is earned over the restriction period (normally 5 years), with approximately $1.3 million recognized as expense in each of fiscal 1998, 1997 and 1996.

The Company's qualified Incentive Stock Option Plans provide for granting options to key employees to allow them to purchase the Company's Common Stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of ten years. There were approximately 3.2 million and 3.5 million shares reserved for the future granting of options as of February 28, 1998 and 1997, respectively.

                                   MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the status of all of the Company's stock option transactions for fiscal 1998, 1997 and 1996 (share amounts in thousands):

                            1998               1997                1996
                      ------------------  -----------------   ---------------

                                Weighted           Weighted           Weighted
                                Average            Average            Average
                      Option    Option    Option   Option     Option  Option
                      Shares     Price    Shares    Price     Shares   Price
                      ------     -----    ------   ------     ------   -----
Balance at
 beginning
 of year               1,421      $15.11    1,841   $14.08     1,500   $11.90
Activity during
 the year:
  Granted                357      $22.26      -        -         712   $17.02
  Exercised             (136)     $12.89     (410)  $10.45      (338)  $10.68
  Canceled                (4)     $16.62      (10)  $16.15       (33)  $13.35
Balance at
 end of year:
  Outstanding          1,638      $16.85    1,421   $15.11     1,841   $14.08
  Exercisable            850      $14.80      684   $13.60       649   $10.13

At February 28, 1998, approximately 660,000 of the options outstanding have a weighted average remaining life of approximately 6 years, and are exercisable at prices ranging primarily from $10.25 to $16.75 per share. The remaining 978,000 options outstanding have a weighted average remaining life of approximately 8 years and are exercisable at prices ranging from $16.25 to $22.25 per share. The 357,000 and 712,000 options granted during fiscal 1998 and 1996, respectively, had a weighted average fair value of approximately $11.00 per share for Corporate Officers and $6.00 per share for other employees. For purposes of estimating such fair value, the Company utilized the Black-Scholes option pricing model, and the following valuation assumptions:

                          Options Granted to          Options Granted to
                         Corporate Officers             Other Employees
                         -------------------          -------------------
                          1998         1996           1998           1996
                          ----         ----           ----           ----
Pricing
 volatility factor      30.5%         33.3%          24.0%           26.7%
Option
 expiration term      10 years       10 years       4 years         4 years
Risk-free interest
 rate range          6.3% to 6.9%  5.9% to 6.9%    6.6% to 6.9%   5.5% to 6.9%
Annual dividend
 yield                   .7%           .6%             .7%            .6%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. If the Company had recognized compensation expense for the options based upon the values identified above, earnings for fiscal 1998, 1997 and 1996 would have changed as follows (amounts in thousands, except per share data):

                                             Pro Forma Earnings (Unaudited)
                                             ------------------------------
                                              1998        1997       1996
                                              ----        ----       ----
Net income, as reported                     $ 98,600    $ 56,100   $ 92,400
Compensation expense related
 to options granted                           (2,200)     (1,300)      (600)
Tax benefit of compensation expense              800         500        200
  Net income, as adjusted                   $ 97,200    $ 55,300   $ 92,000

Basic net income per share, as reported     $   1.54    $    .84   $   1.40
Basic net income per share, as adjusted     $   1.52    $    .83   $   1.39

Diluted net income per share, as reported   $   1.50    $    .84   $   1.39
Diluted net income per share, as adjusted   $   1.48    $    .83   $   1.38

13.  Industry Segments and Geographic Areas

The Company classifies its operations into the following two business segments:

       (i) Automotive, which includes the design, manufacture and distribution of (a) power transmission, fuel and fluid handling systems and components, and (b) filters and filtration systems, for the global automotive aftermarket and OEM (original equipment manufacturers) market; and
       (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide.

Information concerning the Company's business segments for fiscal 1998, 1997 and 1996 is as follows (dollars in thousands):

                                              1998        1997        1996
NET SALES TO CUSTOMERS                        ----        ----        ----
 Automotive                                $1,209,700  $1,111,700  $1,004,300
 Industrial                                 1,000,500     964,300     774,900
   Total related to
    continuing operations                  $2,210,200  $2,076,000  $1,779,200

OPERATING INCOME
 Automotive                                $  132,700  $  122,100  $  110,600
 Industrial                                   121,400     120,500      95,100
 Restructuring charge                            -       (112,500)       -
   Total operating income                     254,100     130,100     205,700
 General corporate expense                    (15,800)    (19,400)    (17,400)
 Interest expense                             (61,600)    (59,000)    (52,600)
   Income from continuing
    operations before
    provision for taxes                    $  176,700  $   51,700  $  135,700

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              1998        1997        1996
                                              ----        ----        ----
IDENTIFIABLE ASSETS
 Automotive                                $1,377,700  $1,107,900  $1,030,000
 Industrial                                   896,800     833,900     684,100
 General corporate                            146,000      32,800      29,600
   Total related to
    continuing operations                   2,420,500   1,974,600   1,743,700
 Discontinued operations                         -           -        269,400
   Total identifiable assets               $2,420,500  $1,974,600  $2,013,100

DEPRECIATION AND AMORTIZATION
 Automotive                                $   47,200  $   38,900  $   33,100
 Industrial                                    29,000      26,400      22,500
 General corporate                              3,700       3,700       3,600
   Total related to
    continuing operations                  $   79,900  $   69,000  $   59,200

CAPITAL OUTLAYS
 Automotive                                $   92,600  $   68,300  $   57,600
 Industrial                                    63,900      40,900      32,900
   Total related to
    continuing operations                  $  156,500  $  109,200  $   90,500

The Company's operations outside of the United States are located primarily in Europe, and to a lesser extent in Canada, Latin America and the Far East. Information concerning the Company's operations by geographic area for fiscal 1998, 1997 and 1996 is as follows (dollars in thousands):

                                             1998         1997         1996
NET SALES FROM                               ----         ----         ----
 CONTINUING OPERATIONS
  United States                           $1,571,900   $1,496,400   $1,271,300
  International                              638,300      579,600      507,900
    Total related to
     continuing operations                $2,210,200   $2,076,000   $1,779,200

OPERATING INCOME FROM
 CONTINUING OPERATIONS
  United States                           $  174,100   $  166,400   $  138,200
  International                               80,000       76,200       67,500
  Restructuring charge                          -        (112,500)        -
    Total related to
     continuing operations                $  254,100   $  130,100   $  205,700

IDENTIFIABLE ASSETS
  United States                           $1,697,700   $1,438,600   $1,259,800
  International                              722,800      536,000      483,900
    Total related to
     continuing operations                 2,420,500    1,974,600    1,743,700
  Discontinued operations                       -            -         269,400
    Total identifiable assets             $2,420,500   $1,974,600   $2,013,100

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The net sales to customers reflect the sales of the continuing operating units in each geographic area to unaffiliated customers. Export sales of continuing operating units from the United States to unaffiliated customers were $97.1 million, $95.4 million, and $91.6 million in fiscal 1998, 1997 and 1996, respectively. Inter-segment sales are not material. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers.

14.  Legal and Environmental Matters

One of the Company's subsidiaries has been named as a defendant in a number of litigation actions related to product supplied to one of the subsidiary's customers. The parties seek damages related to alleged defects in certain hose products manufactured by the subsidiary and included by the customer in its retail gasoline fuel delivery systems. The Company believes it has good and valid defenses against the claims, and has submitted a counter-claim against the customer.

The Company is also involved in various other legal and environmental-related issues. The Company believes that it has adequately provided for costs to be expended in the future relative to its existing environmental related obligations, the reserves for which have not been discounted to their present value. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    Quarterly Financial Data and Information (Unaudited)

The following table sets forth the Company's unaudited results of operations for each of the fiscal quarters in the years ended February 28, 1998 and 1997 (amounts in thousands, except per share data):

                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     -----
Fiscal 1998
-----------
Continuing operations:
 Net sales               $560,100   $531,100   $564,100  $554,900  $2,210,200

 Gross profit (a)        $183,300   $173,500   $182,500  $173,900  $  713,200

 Operating income        $ 63,600   $ 60,500   $ 60,800  $ 53,400  $  238,300
 Interest expense         (14,300)   (15,600)   (16,800)  (14,900)    (61,600)
 Provision for taxes      (19,200)   (17,400)   (16,700)  (14,200)    (67,500)
    Total continuing       30,100     27,500     27,300    24,300     109,200
 Extraordinary loss          -          -       (10,600)     -        (10,600)
    Net income           $ 30,100   $ 27,500   $ 16,700  $ 24,300  $   98,600

Basic earnings
 per share:
  Continuing operations  $    .46   $    .43   $    .43  $    .38  $     1.70
  Extraordinary loss          -          -         (.16)      -          (.16)
    Net income           $    .46   $    .43   $    .27  $    .38  $     1.54

Diluted earnings
 per share: (b)
  Continuing operations  $    .46   $    .43   $    .42  $    .36  $     1.66
  Extraordinary loss          -          -         (.16)      -          (.16)
    Net income           $    .46   $    .43   $    .26  $    .36  $     1.50

Fiscal 1997
-----------
Continuing operations:
 Net sales               $540,900   $494,300   $521,600  $519,200  $2,076,000

 Gross profit (a)        $175,800   $161,100   $170,400  $160,600  $  667,900

 Operating income before
  restructuring charge   $ 59,700   $ 55,100   $ 55,800  $ 52,600  $  223,200
 Restructuring charge        -          -      (112,500)     -       (112,500)
  Operating income (loss)  59,700     55,100    (56,700)   52,600     110,700

 Interest expense         (14,900)   (15,400)   (14,500)  (14,200)    (59,000)
 Provision for taxes      (17,500)   (15,500)    28,900   (14,900)    (19,000)
    Total continuing       27,300     24,200    (42,300)   23,500      32,700
Discontinued operations     1,200      2,600     13,600     6,000      23,400
    Net income (loss)    $ 28,500   $ 26,800   $(28,700) $ 29,500  $   56,100

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     -----
Fiscal 1997
-----------
Basic earnings
 per share:
 Continuing operations:
  Before restructuring
   charge                $    .41    $   .37   $    .38  $    .35   $   1.51
  Restructuring charge        -          -        (1.02)      -        (1.02)
    Total continuing          .41        .37       (.64)      .35        .49
 Discontinued operations      .02        .04        .20       .09        .35
    Net income (loss)    $    .43    $   .41   $   (.44) $    .44   $    .84

Diluted earnings
 per share:
 Continuing operations:
  Before restructuring
   charge                $    .41    $   .36   $    .38  $    .35   $   1.50
  Restructuring charge        -          -        (1.01)      -        (1.01)
    Total continuing          .41        .36       (.63)      .35        .49
 Discontinued operations      .02        .04        .20       .09        .35
    Net income (loss)    $    .43    $   .40   $   (.43) $    .44   $    .84

___________________________________

(a)  Excludes depreciation expense.
(b) The sum of quarterly amounts do not equal the fiscal year amount due to the weighted effect of stock repurchases during the year.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------
       None.

                                   PART III

Items 10-13
-----------
       The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998.


                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------
                                                                         Page
(a)  (1)  Financial Statements                                           ----
          --------------------
          Report of Independent Accountants for
           each of the three fiscal years in the
           period ended February 28, 1998                                  31

         Consolidated Balance Sheets at February 28, 1998
          and 1997                                                         32

         Consolidated Statements of Income for each of
          the three fiscal years in the period ended
          February 28, 1998                                                33

         Consolidated Statements of Stockholders' Equity for
          each of the three fiscal years in the period
          ended February 28, 1998                                          34

         Consolidated Statements of Cash Flows
          for each of the three fiscal years in
          the period ended February 28, 1998                               35

         Notes to Consolidated Financial Statements                        36

     (2)  Financial Statement Schedule
          -----------------------------
         Report of Independent Accountants
          for each of the three fiscal years in the
          period ended February 28, 1998                                   60

     II.  Valuation and Qualifying Accounts                                61

          All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b)  Reports on Form 8-K
     -------------------
     None

(c)  Exhibits
     --------

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

     4.1     Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated July 1, 1997).

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

     4.5 Conformed copy of the Indenture, dated as of August 11, 1997, between Mark IV Industries, Inc, as issuer and Marine Midland Bank, as trustee; including the form of Senior Subordinated Notes due September 1, 2007 (incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 1997).

     4.6 Conformed copy of the Indenture, dated as of October 29, 1997, between Mark IV Industries, Inc., as issuer and The Bank of New York, as trustee; including the form of Convertible Subordinated Notes due November 1, 2004 (incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated November 6, 1997).

          Executive Compensation Plans and Arrangements (10.1 -10.21)
          ----------------------------------------------------------

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

     10.13* Mark IV Industries, Inc. and Subsidiaries 1996 Incentive Stock Option Plan effective April 24, 1996.

     10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.15* Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995.

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

     10.21   Executive Loan Program (Incorporated by reference to Exhibit
             10.20 to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1997).

                        Other Material Contract Exhibits


     10.22 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

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

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------





To the Board of Directors and Stockholders of Mark IV Industries, Inc.


Our report on the consolidated financial statements of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1998 and 1997 and for each of the three fiscal years in the period ended February 28, 1998, is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.






Rochester, New York
March 18, 1998


                                            MARK IV INDUSTRIES, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off         Other(a)       Balance


Year ended February 28, 1998
----------------------------
Allowance for doubtful
 accounts                      $ 14,700,000   $  3,300,000    $ (4,400,000)   $    -          $ 13,600,000



Year ended February 28, 1997
----------------------------
Allowance for doubtful
 accounts                      $ 16,700,000   $  4,800,000    $ (4,700,000)   $ (2,100,000)   $ 14,700,000


Year ended February 29, 1996
----------------------------
Allowance for doubtful
 accounts                      $ 18,600,000   $  2,700,000    $ (5,400,000)   $    800,000    $ 16,700,000






(a)  Represents the following
                                                                 February       February         February
                                                                 28, 1998       28, 1997         28, 1996
                                                                 --------       --------         --------


          Reserve at date of acquisition of subsidiary         $   200,000     $   500,000      $  100,000

          Reclassification from other reserves                        -            200,000         200,000
          Reserves of discontinued operations disposed                -         (2,400,000)           -
          Foreign currency translation adjustment                 (200,000)       (400,000)        500,000
                                                               $      -        $(2,100,000      $  800,000



                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          ------------------
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:  May 28, 1998
        ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date


/s/ Sal H. Alfiero                  Chairman of the Board        May 28, 1998
-------------------------            and Chief Executive Officer ------------
    Sal H. Alfiero



/s/ William P. Montague             President, Director          May 28, 1998
-------------------------                                        ------------
    William P. Montague



/s/ John J. Byrne                   Vice President and           May 28, 1998
-------------------------            Chief Financial Officer     ------------
    John J. Byrne



/s/ Richard L. Grenolds             Vice President and           May 28, 1998
-------------------------            Chief Accounting Officer    ------------
    Richard L. Grenolds



/s/ Gerald S. Lippes                Secretary and Director       May 28, 1998
-------------------------                                        ------------
    Gerald S. Lippes



/s/ Clement R. Arrison              Director                     May 28, 1998
-------------------------                                        ------------
    Clement R. Arrison

                                   Exhibit Index
                                   -------------


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

     4.1     Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated July 1, 1997).

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

     4.5 Conformed copy of the Indenture, dated as of August 11, 1997, between Mark IV Industries, Inc, as issuer and Marine Midland Bank, as trustee; including the form of Senior Subordinated Notes due September 1, 2007 (incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 1997).

     4.6 Conformed copy of the Indenture, dated as of October 29, 1997, between Mark IV Industries, Inc., as issuer and The Bank of New York, as trustee; including the form of Convertible Subordinated Notes due November 1, 2004 (incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated November 6, 1997).

          Executive Compensation Plans and Arrangements (10.1 -10.21)
          ----------------------------------------------------------

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

     10.13* Mark IV Industries, Inc. and Subsidiaries 1996 Incentive Stock Option Plan effective April 24, 1996.

     10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

     10.15* Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995.

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

     10.21   Executive Loan Program (Incorporated by reference to Exhibit
             10.20 to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1997).

                       Other Material Contract Exhibits
                       --------------------------------

     10.22 Conformed copy of the Credit Agreement, dated as of March 8, 1996, among the Registrant and Dayco PTI S.p.A., as Borrowers, certain other subsidiaries of the Registrant, as Guarantors, various banks and financial institutions, Chemical Bank, as Administrator and Bid Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and BA Securities, Inc. and Chemical Securities, Inc. as Arrangers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996).

     21*     Subsidiaries of the Registrant.

     23*     Consent of Independent Accountants.

     27*     Financial Data Schedule.

______________________

*  Filed herewith by direct transmission pursuant to the EDGAR program.