Form 10-Q
period 1998-05-31
MARK IV INDUSTRIES INC
filed 1998-07-01
CIK 62418

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1998.

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______.

Commission File Number             1-8862
--------------------------------------------------------------------------


                          MARK IV INDUSTRIES, INC.
--------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
-------------------------------                      -------------------
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

 Yes  X   No
     ---     ----
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at June 30, 1998
------------                                  ----------------------------
Common stock $.01 par value                             58,148,634

                         MARK IV INDUSTRIES, INC.

                                   INDEX



Part I.  Financial Information                                 Page No.
------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 May 31, 1998 and February 28, 1998                                  3

Consolidated Statements of Income
 For the Three Month Periods Ended May 31, 1998 and 1997             4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1998 and 1997             5

Consolidated Statements of Comprehensive Income and
 Retained Earnings For the Three Month Periods Ended
 May 31, 1998 and 1997                                               6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                11


Part II.  Other Information                                         16
---------------------------

Signature Page                                                      17

Exhibit Index                                                       18

                         MARK IV INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in thousands)



                                                  May 31,        February 28,
                                                   1998              1998
                                                 --------        -----------
ASSETS                                          (Unaudited)
Current Assets:
  Cash and short-term investments               $    1,300        $  120,900
  Accounts receivable                              511,500           466,400
  Inventories                                      394,600           393,400
  Other current assets                             114,400           105,600
                                                ----------        ----------
    Total current assets                         1,021,800         1,086,300

Pension and other non-current assets               232,500           226,600

Property, plant and equipment, net                 670,700           668,400

Cost in excess of net assets acquired              436,000           439,200
                                                ----------        ----------
     TOTAL ASSETS                               $2,361,000        $2,420,500
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $   88,000        $  133,800
  8-3/4% Notes, called for redemption                 -               73,100
  Accounts payable                                 234,600           222,400
  Compensation related liabilities                  75,600            75,500
  Accrued interest                                  11,900            28,600
  Other current liabilities                         97,000            94,500
                                                ----------        ----------
    Total current liabilities                      507,100           627,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      121,400            21,400
  Subordinated debentures                          772,500           772,500
                                                ----------        ----------
    Total long-term debt                           893,900           793,900
                                                ----------        ----------
Other non-current liabilities                      263,400           246,700
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         600               600
  Additional paid-in capital                       536,800           617,800
  Retained earnings                                188,500           167,100
  Foreign currency translation adjustment          (29,300)          (33,500)
                                                ----------        ----------
    Total stockholders' equity                     696,600           752,000
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,361,000        $2,420,500
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the Three Month Periods Ended May 31, 1998, and 1997
               (Amounts in thousands, except per share data)



                                                   1998               1997
                                                   ----               ----
Net sales                                        $604,500           $560,100
                                                 --------           --------

Operating costs:
  Cost of products sold                           413,600            376,800
  Selling and administration                       94,800             89,400
  Research and development                         14,700             11,800
  Depreciation and amortization                    23,900             18,500
                                                 --------           --------
    Total operating costs                         547,000            496,500
                                                 --------           --------
    Operating income                               57,500             63,600

Interest expense                                   15,600             14,300
                                                 --------           --------
  Income before provision for taxes                41,900             49,300

Provision for income taxes                         15,000             19,200
                                                 --------           --------
  Income before extraordinary loss                 26,900             30,100

Extraordinary loss from early extinguishment
 of debt, net of tax benefits                      (2,600)              -
                                                 --------           --------
  Net income                                     $ 24,300           $ 30,100
                                                 ========           ========

Net income per share of common stock:

  Basic:
   Income before extraordinary loss              $    .44           $    .46
   Extraordinary loss                                (.04)               -
                                                 --------           --------
     Net income                                  $    .40           $    .46
                                                 ========           ========
  Diluted:
   Income before extraordinary loss              $    .41           $    .46
   Extraordinary loss                                (.04)               -
                                                 --------           --------
     Net income                                  $    .37           $    .46
                                                 ========           ========
Weighted average number of shares
 outstanding:

  Basic                                            61,500             65,500
                                                 ========           ========
  Diluted                                          70,300             66,000
                                                 ========           ========

The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Three Month Periods Ended May 31, 1998 and 1997
                          (Dollars in thousands)




                                                            1998        1997
                                                            ----        ----

Cash flows from operating activities:
  Income before extraordinary loss                       $  26,900  $  30,100
  Items not affecting cash:
   Depreciation and amortization                            23,900     18,500
   Pension and compensation related items                   (5,700)    (4,600)
   Deferred income taxes                                     5,600      8,300
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                    (40,300)   (67,400)
    Inventories                                               (500)     1,500
    Other assets                                            (2,200)   (20,000)
    Accounts payable                                         8,900      8,400
    Other liabilities                                      (11,900)   (21,400)
     Net cash provided by (used in) operating             --------    -------
      activities, before extraordinary loss                  4,700    (46,600)
Extraordinary loss before deferred charges                  (3,500)      -
     Net cash provided by (used in)                       --------    -------
      operating activities                                   1,200    (46,600)
Cash flows from investing activities:                     --------    -------
  Divestitures and asset sales                                -        35,500
  Purchase of plant and equipment, net                     (19,600)   (31,100)
                                                          --------    -------
     Net cash provided by (used in)
     investing activities                                  (19,600)     4,400
Cash flows from financing activities:                     --------    -------
  Credit agreement borrowings, net                          80,000    100,000
  Retirement of subordinated debt                          (73,100)      -
  Other changes in long-term debt, net                      24,900       (600)
  Changes in short-term bank borrowings                    (48,800)     6,400
  Repurchase of common stock, net                          (81,300)   (61,100)
  Cash dividends paid                                       (2,900)    (2,500)
                                                          --------    -------
      Net cash provided by (used in)
       financing activities                               (101,200)    42,200
                                                          --------    -------
        Net decrease in cash and
       short-term investments                             (119,600)      -
Cash and short-term investments:
  Beginning of the period                                  120,900      1,300
                                                          --------    -------
  End of the period                                       $  1,300    $ 1,300
                                                          ========    =======


The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS
         For the Three Month Periods Ended May 31, 1998 and 1997
                          (Dollars in thousands)
                               (Unaudited)




Comprehensive Income
--------------------
                                                 1998              1997
                                               --------          --------

Net income                                     $ 24,300          $ 30,100

Balance sheet effect of foreign
 currency translation adjustments                 4,200               100
                                               --------          --------
Comprehensive net income                       $ 28,500          $ 30,200
                                               ========          ========


Retained Earnings
-----------------

Retained earnings at February 28, 1998         $167,100          $ 79,300

Net income                                       24,300            30,100

Cash dividends of $.05 and $.04 per
 share                                           (2,900)           (2,500)
                                               --------          --------
Retained earnings at end of period             $188,500          $106,900
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at May 31, 1998, and the results of its operations and its cash flows for the periods ended May 31, 1998 and 1997. Such results are not necessarily indicative of the results to be expected for the full year.


2.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $12.4 million and $13.6 million at May 31, 1998 and February 28, 1998, respectively.

      Inventories consist of the following components (dollars in thousands):

                                                 May 31,        February 28,
                                                  1998             1998
                                                 -------        -----------
        Raw materials                          $  89,600        $  86,200
        Work-in-process                           69,000           73,000
        Finished goods                           236,000          234,200
                                               ---------        ---------
              Total                            $ 394,600        $ 393,400
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1998. The amounts at February 28, 1998 are based upon the audited balance sheet at that date.

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


3.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):
                                                      May 31,   February 28,
                                                       1998         1998
                                                      -------   -----------

      Land and land improvements                     $ 26,000      $ 25,900
      Buildings                                       180,300       179,900
      Machinery and equipment                         658,700       641,800
                                                     --------      --------
         Total property, plant and equipment          865,000       847,600
      Less accumulated depreciation                   194,300       179,200
                                                     --------      --------
         Property, plant and equipment, net          $670,700      $668,400
                                                     ========      ========

4.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):


                                                    May 31,     February 28,
                                                     1998           1998
      Senior Debt:                                 --------      ---------
       Credit Agreement                           $   80,000    $    -
       Other borrowing arrangements                   56,200        31,200
                                                  ----------    ----------
          Total                                      136,200        31,200
       Less Current maturities                       (14,800)       (9,800)
                                                  ----------    ----------
          Net senior debt                            121,400        21,400
      Subordinated Debt:                          ----------    ----------
        7-3/4% Senior Subordinated Notes             248,700       248,700
        7-1/4% Senior Subordinated Notes             248,800       248,800
        4-3/4% Convertible Subordinated Notes        275,000       275,000
                                                  ----------    ----------
          Total subordinated debt                    772,500       772,500
                                                  ----------    ----------
          Total long-term debt                       893,900       793,900

      Total stockholders' equity                     696,600       752,000
                                                  ----------    ----------
        Total capitalization                      $1,590,500    $1,545,900
                                                  ==========    ==========
        Long-term debt as a percentage
         of total capitalization                       56.2%         51.4%
                                                  =========     =========

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


5.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $33.7 million and $24.1 million in the three month periods ended May 31, 1998 and 1997, respectively. The Company also made cash income tax payments of approximately $8.3 million and $6.5 million in the three month periods ended May 31, 1998 and 1997, respectively.

6.  Common Stock Repurchase

      In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997.
      The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of this program the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Through June 30, 1998 the Company acquired approximately 1.0 million shares, under the new repurchase program, at an average cost of $22.00 per share, or a total cost of approximately $22 million.

7.  Senior Subordinated Notes Redemption

      On April 2, 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The Notes were redeemed at a price of $1,043.75 per $1,000 principal amounts of Notes plus accrued interest. The redemption resulted in a one-time charge for early debt extinguishment of $2.6 million (net of tax) for the three month period ended May 31, 1998.

8.  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and measuring of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company has reported the change in foreign currency translation items as a component of Comprehensive Income in the Statement of Comprehensive Income for the periods ended May 31, 1998 and 1997, respectively. The accumulated effect of foreign currency translation items at May 31, 1998 and February 28, 1998, is reported in the Stockholders Equity section of the Company's Consolidated Condensed Balance Sheets.

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



9.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):


                                                   May 31,     May 31,
                                                    1998        1997
                                                   -------     ------
      Basic Net Income Per Share:

      Net income                                   $24,300     $30,100
                                                   =======     =======
      Weighted average number of
         common shares outstanding                  61,500      65,500
                                                   =======     =======
      Basic net income per share                   $   .40     $   .46
                                                   =======     =======

      Diluted Net Income Per Share:

      Net income                                   $24,300     $30,100

      After-tax equivalent of interest
         expense on 4-3/4% convertible
         subordinated notes                          2,000        -
                                                   -------     -------
      Income for purposes of computing
         diluted net income per share              $26,300     $30,100
                                                   =======     =======
      Weighted average common
         shares outstanding                         61,500      65,500

      Dilutive stock options                           400         500

      Weighted average assumed
         conversion of 4-3/4% convertible
         subordinated notes                          8,400         -
                                                   -------     -------
      Weighted average number of common shares
         outstanding for purposes of
         computing diluted net income
         per share                                  70,300      66,000
                                                   =======     =======
      Diluted net income per share                 $   .37     $   .46
                                                   =======     =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $56.3 million (12%) during the three month period ended May 31, 1998, reflecting the expected seasonal build which occurs in the Automotive segment's aftermarket business and the Industrial segment's consumer hose business. Such amount compares favorably to an increase of $65.7 million (18%) in the corresponding period last year. As a result of the Company's earnings performance in the current period, coupled with the improvement in the working capital elements and other non-current items, net cash provided by operating activities was $4.7 million for the three month period ended May 31, 1998, a $51.3 million improvement in comparison to the $46.6 million used in operating activities in the three month period ended May 31, 1997. The improvement in the seasonal working capital build-up is due in part to the increased levels required last year to support the restructuring efforts. The improvement also reflects the Company's success in reducing its working capital position as a result of its increased emphasis on cash flow in the current fiscal year. The comparison also reflects the one-time nature of the costs required to fund the Company's restructuring efforts, which were more significant in the prior period. Management anticipates that its working capital investment will be reduced during the remainder of fiscal 1999 as a result of the completion of its restructuring program, and its corporate-wide emphasis on increasing cash flow and improving the Company's return on assets employed.

Capital expenditures for the three month period ended May 31, 1998 were approximately $19.6 million, which was lower than depreciation and amortization expense of $23.9 million for the same period, and reflects a decrease in expenditures of approximately $11.9 million in comparison to the three month period ended May 31, 1997. The decreased level of expenditures relates primarily to the return to more normal levels of capital expenditure requirements as the Company completes its restructuring plan and its European and South American expansion efforts. Such activities resulted in above normal capital expenditure requirements in the prior year period. Management anticipates that the Company's capital expenditure requirements will continue at its current level for the remainder of fiscal 1999.

In May 1997, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of this program the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Through June 30, 1998 the Company acquired approximately 1.0 million shares under the new program at an average cost of $22.00 per share, or a total cost of approximately $22 million.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



On April 2, 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The Notes were redeemed at a price of $1,043.75 per $1,000 principal amounts of Notes plus accrued interest through April 1, 1998. The redemption resulted in a one-time charge for early debt extinguishment of approximately $2.6 million (net of tax) for the three month period ended May 31, 1998.

The Company has borrowing availability under its primary credit agreements of approximately $420.0 million, subject to certain covenants, and additional availability under its various domestic and foreign demand lines of credit of approximately $135.0 million as of May 31, 1998. Long-term debt at May 31, 1998 was $893.9 million, an increase of $100.0 million over the $793.9 million that was outstanding as of February 28, 1998. The change primarily reflects increased borrowings to fund the Company's stock repurchase program.

The Company's restructuring program is expected to be substantially completed in its second fiscal quarter ending August 31, 1998, with net benefits beginning to be recognized in the second half of the fiscal year. As previously announced, management is currently developing a plan to reposition its Automotive aftermarket operations to better align its assets with the market's changing business conditions. The Company's aftermarket repositioning is expected to include the elimination of low margin, slow moving product lines, a reduction in inventory levels and rationalization of the customer base. While the repositioning plan is still being finalized, management's preliminary estimate is that it will result in a charge against earnings in the range of $25.0 to $40.0 million, net of taxes, or $.37 to $.58 per diluted share.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program, as well as its restructuring and repositioning efforts.

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

Net sales from continuing operations for the three month period ended May 31, 1998 increased by $44.4 million (8%) over the comparable period last year. Excluding the effects of acquisitions in the latter part of fiscal 1998, net sales for the three month period reflect an increase of approximately $18.0 million (3%) from internal sales growth over the comparable period last year. In the Company's Automotive segment, net sales increased $32.0 million (11%) for the three month period ended May 31, 1998 over the comparable period last year. Excluding the effects of acquisitions in the latter part of fiscal

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


1998, internal growth in the Company's Automotive segment amounted to $9.0 million (3%) over the comparable period last year. This internal growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, which helped to offset the slightly reduced performance of the Company's Automotive Aftermarket sector for the three month period ended May 31, 1998 in comparison to the prior year.

In the Company's Industrial segment, net sales increased $12.4 million (5%) for the three month period ended May 31, 1998 over the comparable period last year. Excluding the effects of acquisitions in the latter part of fiscal 1998, internal growth in the Company's Industrial segment amounted to $9.0 million (4%) over the comparable period last year. This internal growth was lead by the segment's transportation sector which helped to offset flat sales in the segment's general industrial sector.

The cost of products sold as a percentage of consolidated net sales increased to 68.4% in the current period as compared to 67.3% in the comparable prior year period. This increase is primarily attributable to the effects of duplicative costs and inefficiencies incurred in the current period due to additional time required to complete the restructuring program.

Selling and administration costs as a percentage of consolidated net sales were 15.7% for the three month period ended May 31, 1998, as compared to 16.0% for the three month period ended May 31, 1997. The slight reduction in the level of costs indicates operating efficiencies achieved from the integration of operations acquired, as well as the reorganization of the Company's business segments. The lower level of costs also indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $2.9 million (25%) for the three month period ended May 31, 1998 as compared to the three month period ended May 31, 1997. As a percentage of consolidated net sales, these expenses increased to 2.4% for the three month period ended May 31, 1998 as compared to 2.1% for the comparable period last year. This significant increase is primarily related to the Company's launching of a number of new product and system initiatives, as well as bringing new technology to the North American Automotive OEM market from acquisitions made in Europe in the latter part of fiscal 1998.

Depreciation and amortization expense increased by $5.4 million (29%) for the three month period ended May 31, 1998 as compared to the three month period ended May 31, 1997. The increase is primarily attributable to the Company's increased level of capital equipment expenditures in fiscal 1998 to support the Company's restructuring efforts, as well as new facilities and equipment required to support new products and markets in Europe and South America. To a lesser extent, additional goodwill amortization related to acquisitions in the latter part of fiscal 1998 has also contributed to the increase.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Interest expense for the three month period ended May 31, 1998 increased $1.3 million (9%) from the level incurred in the three month period ended May 31, 1997. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisitions in the latter part of fiscal 1998, as well as to support higher working capital levels. The increase was substantially offset by the benefits of reduced rates on the Company's domestic debt, primarily related to the issuance in the latter part of fiscal 1998 of the 7-1/2% and 4-3/4% Notes, which refinanced higher rate debt.

The effective tax rate as a percentage of pre-tax accounting income for the three month periods ended May 31, 1998 and 1997 decreased to 35.8% from 39%, respectively. The decrease in the effective tax rate in the three month period ended May 31, 1998 as compared to the comparable period last year, is primarily related to the benefit of increased domestic income resulting from internal growth that outpaced income growth in international locations with higher statutory tax rates than in the U.S.

As a result of all of the above, income before the extraordinary loss for the three month period ended May 31, 1998 reflects a decrease of $3.2 million (10.6%) as compared to the comparable period in the prior year. On a diluted per share basis, such amount for the three month period ended May 31, 1998 represents a decrease of 10.9% over the comparable prior year period.

Net income decreased approximately $5.8 million (19%) for the three month period ended May 31, 1998 as compared to the three month period ended May 31, 1997, with the current year period also including the $2.6 million extraordinary loss from the early extinguishment of debt.


Impact of Inflation
-------------------
Although the Company has experienced delays in its ability to pass on certain inflation related cost increases, the Company does not expect that such delays or the overall impact of inflation will have a material impact on the Company's operations.


Forward-Looking Information
---------------------------
This Management's Discussion and Analysis and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the company operates, as well as management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS




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


                                        MARK IV INDUSTRIES, INC.
                                              Registrant




DATE: July 1, 1998                      /s/ Sal H. Alfiero
      ------------                      -----------------------
                                        Sal H. Alfiero
                                        Chairman of the Board



DATE: July 1, 1998                      /s/ William P. Montague
      ------------                      -----------------------
                                        William P. Montague
                                        President



DATE: July 1, 1998                      /s/ John J. Byrne
      ------------                      -----------------------
                                        John J. Byrne
                                        Vice President - Finance
                                         and Chief Financial Officer



DATE: July 1, 1998                      /s/ Richard L. Grenolds
      ------------                      ------------------------
                                        Richard L. Grenolds
                                        Vice President and
                                           Chief Accounting Officer


DATE: July 1, 1998                      /s/ Clement R. Arrison
      ------------                      ------------------------
                                        Clement R. Arrison
                                        Director

EXHIBIT INDEX


Description
-----------
                                                                   Page No.

      * 27       Financial Data Schedule                              19


      *    Filed herewith by direct transmission pursuant to the EDGAR
           Program