Form 10-Q
period 1998-08-31
MARK IV INDUSTRIES INC
filed 1998-09-30
CIK 62418

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 1998.

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

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at September 28, 1998
   -----                                    ---------------------------------
Common stock $.01 par value                              54,440,437

                          MARK IV INDUSTRIES, INC.

                                    INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 August 31, 1998 and February 28, 1998                               3

Consolidated Statements of Income
 For the Three Month Periods Ended August 31, 1998 and 1997          4

Consolidated Statements of Income
 For the Six Month Periods Ended August 31, 1998 and 1997            5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1998 and 1997            6

Consolidated Statements of Comprehensive Income and
 Retained Earnings For the Three and Six Month Periods
 Ended August 31, 1998 and 1997                                      7

Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                13


Part II.  Other Information                                         20


Signature Page                                                      21

Exhibit Index                                                       22

                          MARK IV INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in thousands)


                                                August 31,       February 28,
                                                   1998              1998
                                                -----------      -----------
ASSETS                                          (Unaudited)
Current Assets:
  Cash and short-term investments               $    1,300        $  120,900
  Accounts receivable                              463,400           466,400
  Inventories                                      381,800           393,400
  Other current assets                             117,200           105,600
                                                ----------        ----------
    Total current assets                           963,700         1,086,300

Pension and other non-current assets               235,300           226,600

Property, plant and equipment, net                 666,400           668,400

Cost in excess of net assets acquired              439,500           439,200
                                                ----------        ----------

     TOTAL ASSETS                               $2,304,900        $2,420,500
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   85,600        $  133,800
  8-3/4% Notes, called for redemption                 -               73,100
  Accounts payable                                 211,300           222,400
  Compensation related liabilities                  71,000            75,500
  Accrued interest                                  24,300            28,600
  Other current liabilities                         91,200            94,500
                                                ----------        ----------
    Total current liabilities                      483,400           627,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      151,100            21,400
  Subordinated debentures                          772,600           772,500
                                                ----------        ----------
    Total long-term debt                           923,700           793,900
                                                ----------        ----------
Other non-current liabilities                      262,100           246,700
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                     -                 -
  Common stock                                         600               600
  Additional paid-in capital                       467,900           617,800
  Retained earnings                                206,600           167,100
  Foreign currency translation adjustment          (39,400)          (33,500)
                                                ----------        ----------
    Total stockholders' equity                     635,700           752,000
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,304,900        $2,420,500
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the Three Month Periods Ended August 31, 1998, and 1997
                (Amounts in thousands, except per share data)



                                                     1998            1997
                                                     ----            ----

Net sales from continuing operations               $578,500        $531,100
                                                   --------        --------
Operating costs:
  Cost of products sold                             403,400         357,600
  Selling and administration                         87,300          82,500
  Research and development                           14,100          12,000
  Depreciation and amortization                      24,300          18,500
                                                   --------        --------
    Total operating costs                           529,100         470,600
                                                   --------        --------

    Operating income                                 49,400          60,500

Interest expense                                     16,800          15,600
                                                   --------        --------

  Income before provision for taxes                  32,600          44,900

Provision for income taxes                           11,700          17,400
                                                   --------        --------

    Net Income                                     $ 20,900        $ 27,500
                                                   ========        ========

Net income per share of common stock:
  Basic:                                           $    .36        $    .43
                                                   ========        ========
  Diluted:                                         $    .35        $    .43
                                                   ========        ========

Weighted average number of shares outstanding:
  Basic:                                             57,600          63,700
                                                   ========        ========
  Diluted                                            66,200          64,200
                                                   ========        ========


The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the Six Month Periods Ended August 31, 1998, and 1997
                (Amounts in thousands, except per share data)


                                                     1998            1997
                                                     ----            ----

Net sales from continuing operations             $1,183,000      $1,091,200
                                                 ----------      ----------
Operating costs:
  Cost of products sold                             817,000         734,400
  Selling and administration                        182,100         171,900
  Research and development                           28,800          23,800
  Depreciation and amortization                      48,200          37,000
                                                 ----------      ----------
    Total operating costs                         1,076,100         967,100
                                                 ----------      ----------
    Operating income                                106,900         124,100

Interest expense                                     32,400          29,900
                                                 ----------      ----------
  Income before provision for taxes                  74,500          94,200

Provision for income taxes                           26,700          36,600
                                                 ----------      ----------
  Income before extraordinary loss                   47,800          57,600

Extraordinary loss from early extinguishment
 of debt, net of tax benefits                        (2,600)           -
                                                 ----------      ----------
  Net income                                     $   45,200      $   57,600
                                                 ==========      ==========
Net income per share of common stock:
  Basic:
   Income before extraordinary loss              $      .80      $      .89
   Extraordinary loss                                  (.04)            -
                                                 ----------      ----------
     Net income                                  $      .76      $      .89
  Diluted:                                       ==========      ==========
   Income before extraordinary loss              $      .76      $      .89
   Extraordinary loss                                  (.04)            -
                                                 ----------      ----------
     Net income                                  $      .72      $      .89
                                                 ==========      ==========

Weighted average number of shares outstanding:
  Basic                                              59,600          64,600
                                                 ==========      ==========
  Diluted                                            68,300          65,100
                                                 ==========      ==========


The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          For the Six Month Periods Ended August 31, 1998 and 1997
                           (Dollars in thousands)




                                                         1998          1997
                                                         ----          ----

Cash flows from operating activities:
  Income before extraordinary loss                      $ 47,800     $ 57,600
  Items not affecting cash:
   Depreciation and amortization                          48,200       37,000
   Pension and compensation related items                (13,100)      (9,000)
   Deferred income taxes                                  11,600       16,100
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                    1,300      (36,300)
    Inventories                                            7,100      (17,000)
    Other assets                                          (3,800)     (32,300)
    Accounts payable                                     (11,300)       1,400
    Other liabilities                                    (19,500)     (23,300)
                                                        --------     --------
    Net cash provided by (used in) operating
     activities, before extraordinary loss                68,300       (5,800)
  Extraordinary loss before deferred charges              (3,300)        -
                                                        --------     --------
    Net cash provided by (used in)
     operating activities                                 65,000       (5,800)
Cash flows from investing activities:
  Acquisitions and investments                            (2,400)      (6,600)
  Divestitures and asset sales                              -          35,500
  Purchase of plant and equipment, net                   (35,400)     (70,400)
                                                        --------     --------
     Net cash used in investing activities               (37,800)     (41,500)
                                                        --------     --------
Cash flows from financing activities:
  Credit agreement borrowings, net                       130,000         -
  Retirement of subordinated debt                        (73,100)        -
  Issuance of subordinated notes                            -         248,700
  Other changes in long-term debt, net                       900       (9,900)
  Changes in short-term bank borrowings                  (48,400)     (21,500)
  Common stock transactions                             (150,500)     (63,600)
  Cash dividends paid                                     (5,700)      (5,000)
                                                        --------     --------
      Net cash provided by (used in)
       financing activities                             (146,800)     148,700
                                                        --------     --------
      Net increase (decrease) in cash and
       short-term investments                           (119,600)     101,400
Cash and short-term investments:
  Beginning of the period                                120,900        1,300
                                                        --------     --------
  End of the period                                     $  1,300     $102,700
                                                        ========     ========


The accompanying notes are an integral part of these financial statements.

                          MARK IV INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      AND RETAINED EARNINGS (UNAUDITED)
     For the Three and Six Month Periods Ended August 31, 1998 and 1997
                           (Dollars in thousands)





                                      Three Months Ended    Six Months Ended
                                           August 31,           August 31,
                                      ------------------    ----------------
                                       1998       1997       1998      1997
                                      ------     ------     ------    ------

Comprehensive Income
--------------------

Net income                           $ 20,900   $ 27,500   $ 45,200  $ 57,600

Balance sheet effect of foreign
 currency translation adjustments     (10,100)    (6,900)    (5,900)   (6,800)
                                     --------   --------   --------  --------

Comprehensive net income             $ 10,800   $ 20,600   $ 39,300  $ 50,800
                                     ========   ========   ========  ========




Retained Earnings
-----------------

Retained earnings at the
 beginning of the period             $188,500   $106,900   $167,100  $ 79,300

Net income                             20,900     27,500     45,200    57,600

Cash dividends of $.05, $.04, $.10
 and $.08 per share, respectively      (2,800)    (2,500)    (5,700)   (5,000)
                                     --------   --------   --------  --------

Retained earnings at the
 end of the period                   $206,600   $131,900   $206,600  $131,900
                                     ========   ========   ========  ========








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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at August 31, 1998, and the results of its operations and its cash flows for the periods ended August 31, 1998 and 1997. Such results are not necessarily indicative of the results to be expected for the full year.


2.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $11.4 million and $13.6 million at August 31, 1998 and February 28, 1998, respectively.

      Inventories consist of the following components (dollars in thousands):

                                               August 31,      February 28,
                                                 1998             1998
                                               ---------       -----------

        Raw materials                          $  91,400        $  86,200
        Work-in-process                           63,600           73,000
        Finished goods                           226,800          234,200
                                               ---------        ---------
              Total                            $ 381,800        $ 393,400
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1998. The amounts at February 28, 1998 are based upon the audited balance sheet at that date.

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



3.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                                    August 31,  February 28,
                                                       1998         1998
                                                    ----------  ------------

      Land and land improvements                     $ 26,200      $ 25,900
      Buildings                                       182,700       179,900
      Machinery and equipment                         675,500       641,800
                                                     --------      --------
         Total property, plant and equipment          884,400       847,600
      Less accumulated depreciation                   218,000       179,200
                                                     --------      --------

         Property, plant and equipment, net          $666,400      $668,400
                                                     ========      ========

4.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):


                                                  August 31,    February 28,
                                                     1998           1998
                                                  ----------    -----------

      Senior Debt:
       Credit Agreement                           $  130,000    $    -
       Other borrowing arrangements                   31,100        31,200
                                                  ----------    ----------
          Total                                      161,100        31,200
       Less Current maturities                       (10,000)       (9,800)
                                                  ----------    ----------
          Net senior debt                            151,100        21,400
                                                  ----------    ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes             248,800       248,700
        7-1/4% Senior Subordinated Notes             248,800       248,800
        4-3/4% Convertible Subordinated Notes        275,000       275,000
                                                  ----------    ----------
          Total subordinated debt                    772,600       772,500
                                                  ----------    ----------
          Total long-term debt                       923,700       793,900

      Total stockholders' equity                     635,700       752,000
                                                  ----------    ----------

        Total capitalization                      $1,559,400    $1,545,900
                                                  ==========    ==========
        Long-term debt as a percentage
         of total capitalization                       59.2%         51.4%
                                                  ==========    ==========

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


5.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $38.4 million and $28.6 million in the six month periods ended August 31, 1998 and 1997, respectively. The Company also made cash income tax payments of approximately $21.1 million and $15.4 million in the six month periods ended August 31, 1998 and 1997, respectively.

6.  Common Stock Repurchase Programs

      In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997.
      The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of this program, the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Through September 28, 1998 the Company acquired approximately 4.7 million shares under the new repurchase program, at an average cost of $18.18 per share, or a total cost of approximately $85.5 million. Total purchases under both authorizations in the current fiscal year through September 28, 1998 were approximately 8.5 million shares, at an average cost of $19.45 per share, or a total cost of approximately $166.0 million.

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

8.  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and measuring of all changes in equity that result from recognized transactions and other economic events of the period. The Company has reported the change in foreign currency translation items as a component of comprehensive income in the Consolidated Statements of Comprehensive Income and Retained Earnings for the periods ended August 31, 1998 and 1997. The accumulated effect of foreign currency translation items at August 31, 1998 and February 28, 1998, is reported in the Stockholders Equity section of the Company's Consolidated Condensed Balance Sheets.

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



9.  Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 ("FAS 133"). FAS 133 standardized the accounting for derivative instruments by requiring them to be recognized as balance sheet assets or liabilities, measured at their fair market value. Certain criteria have been established by FAS 133 to determine if a derivative is designated and qualifies as a hedge. Changes in the fair value of derivatives that do not meet hedge accounting criteria in FAS 133 are required to be reported in earnings. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's sales from international locations and exports are significant; therefore, the Company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. FAS 133 is effective for the Company's fiscal year ending February 29, 2000. Management is in the process of assessing the impact of its FAS 133 adoption; however, it anticipates the effect on its financial statements will not be significant.

                          MARK IV INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


10.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):

                                      Three Months Ended  Six Months Ended
                                          August 31,         August 31,
                                      ------------------  ----------------
                                        1998      1997     1998     1997
                                        ----      ----     ----     ----

      Basic Net Income Per Share:
      --------------------------
      Net income                       $20,900   $27,500  $45,200  $57,600
                                       =======   =======  =======  =======
      Weighted average number of
         common shares outstanding      57,600    63,700   59,600   64,600
                                       =======   =======  =======  =======

      Basic net income per share       $   .36   $   .43  $   .76  $   .89
                                       =======   =======  =======  =======

      Diluted Net Income Per Share:
      ----------------------------
      Net income                       $20,900   $27,500  $45,200  $57,600

      After-tax equivalent of interest
         expense on 4-3/4% convertible
         subordinated notes              2,000      -       4,000     -
                                       -------   -------  -------  -------
      Income for purposes of computing
         diluted net income per share  $22,900   $27,500  $49,200  $57,600
                                       =======   =======  =======  =======

      Weighted average common
         shares outstanding             57,600    63,700   59,600   64,600

      Dilutive stock options               200       500      300      500

      Weighted average assumed
         conversion of 4-3/4%
         convertible subordinated
         notes                           8,400      -       8,400     -
                                       -------   -------  -------  -------
      Weighted average number of
       common shares outstanding for
       purposes of computing diluted
       net income per share             66,200    64,200   68,300   65,100
                                       =======   =======  =======  =======

      Diluted net income per share     $   .35   $   .43  $   .72  $   .89
                                       =======   =======  =======  =======

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Company's operating performance for the six month period ended August 31, 1998 generated cash of $68.3 million, which compares to a net cash usage of $5.8 million in the corresponding period last year. The Company's lower income in the current period was offset by significant improvement in the Company's net working capital investment. The resulting improvement in cash generated from operating activities was $74.1 million in the current period in comparison to the six month period ended August 31, 1997. The improvement reflects the Company's success in reducing its working capital position as a result of its increased emphasis on cash flow in the current fiscal year. The cash generated from operating activities was sufficient to fund the Company's capital expenditure requirements in the period, as well as to contribute significantly to the cost of funding the Company's stock repurchase program. Management anticipates that its working capital investment will be reduced further during the remainder of fiscal 1999 as a result of the continuing positive effects of its corporate-wide emphasis on increasing cash flow and improving the Company's return on assets employed.

Capital expenditures for the six month period ended August 31, 1998 were approximately $35.4 million, which was lower than depreciation and amortization expense of $48.2 million for the same period. Such expenditures reflect a decrease of approximately $35.0 million in comparison to the $70.4 million expended in the six month period ended August 31, 1997. The reduced level of expenditures relates primarily to the Company's anticipated return to more normal levels of capital expenditure requirements as the Company completes its restructuring plan and its European and South American expansion efforts. Such activities resulted in above normal capital expenditure requirements in the prior year. Management anticipates the Company's capital expenditure requirements will continue at the current level for the remainder of the fiscal year.

In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of this program, the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through September 28, 1998 the Company acquired approximately 4.7 million shares under the new program at an average cost of $18.18 per share, or a total cost of approximately $85.5 million. Total purchases under both authorizations in the current fiscal year through September 28, 1998 were approximately 8.5 million shares at an average cost of $19.45 per share, or a total cost of approximately $166.0 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



On April 2, 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The Notes were redeemed at a price of $1,043.75 per $1,000 principal amounts of Notes plus accrued interest through April 1, 1998. The redemption resulted in a one-time charge for early debt extinguishment of approximately $2.6 million (net of tax) for the six month period ended August 31, 1998.

The Company has borrowing availability under its primary credit agreements of approximately $370.0 million, subject to certain covenants, and additional availability under its various domestic and foreign demand lines of credit of approximately $146.7 million as of August 31, 1998. Long-term debt at August 31, 1998 was $923.7 million, an increase of $129.8 million over the $793.9 million that was outstanding as of February 28, 1998. The change primarily reflects increased borrowings to fund the Company's stock repurchase program.

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

Net sales from continuing operations for the three and six month periods ended August 31, 1998 increased by $47.4 million (9%) and $91.8 million (8%), respectively, over the comparable periods last year. In the Company's Automotive segment, net sales increased $28.0 million (9%) for the three month period ended August 31, 1998 and $61.5 million (10%) for the six month period ended August 31, 1998 over the comparable periods last year. The growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, which offset the negative effect of a weakening Automotive Aftermarket sector. The Automotive OEM sector showed significant growth in its international markets for the three and six month periods ended August 31, 1998 over the comparable periods last year. In the domestic Automotive OEM market, sales were up for the three month period ended August 31, 1998 over the comparable period last year, although the effect of the General Motors strike in the Company's second quarter offset a portion of such increase. In the Automotive Aftermarket sector, sales for the three and six month periods ended August 31, 1998 were slightly lower, in both the domestic and international markets, than in the comparable periods last year.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


In the Company's Industrial segment, net sales increased $19.4 million (8%) and $30.3 million (6%), respectively, for the three and six month periods ended August 31, 1998 over the comparable periods last year. The growth was led by the segment's Transportation and Industrial Filters sectors which helped to offset slower growth in the segment's Industrial Rubber Products sector.

The cost of products sold as a percentage of consolidated net sales increased to 69.7% and 69.1% for the three and six month periods ended August 31, 1998 as compared to 67.3% in the prior year periods. This increase is primarily attributable to the effects of the duplicative costs and inefficiencies incurred in the current period due to additional time required to complete the Company's restructuring program. The General Motors strike also had a negative effect on the Company's cost of products sold relationship in the three month period ended August 31, 1998.

Selling and administration costs as a percentage of consolidated net sales were 15.1% and 15.4% for the three and six month periods ended August 31, 1998, as compared to 15.5% and 15.8% for the three and six month periods ended August 31, 1997. The slight reduction in the level of costs indicates operating efficiencies achieved from the integration of operations acquired, as well as the reorganization of the Company's business segments. The lower level of costs also indicates the Company's continued emphasis on cost control and cycle time reduction has been successful in substantially offsetting the impact of inflation on such costs.

Research and development costs increased by $2.1 million (18%) and $5.0 million (21%), respectively, for the three and six month periods ended August 31, 1998 as compared to the three and six month periods ended August 31, 1997. As a percentage of consolidated net sales, these expenses increased to 2.4% as compared to 2.3% and 2.2% in the comparable periods last year. The increase is primarily related to the Company's launching of a number of new product and system initiatives, as well as bringing new technology to the North American Automotive OEM market from acquisitions made in Europe in the latter part of fiscal 1998.

Depreciation and amortization expense increased by $5.8 million (31%) and $11.2 million (30%) respectively, for the three and six month periods ended August 31, 1998 as compared to the three and six month periods ended August 31, 1997. The increase is primarily attributable to the Company's increased level of capital equipment expenditures in fiscal 1998 to support the Company's restructuring efforts, as well as new facilities and equipment required to support new products and markets in Europe and South America. To a lesser extent, additional goodwill amortization related to acquisitions in the latter part of fiscal 1998 also contributed to the increase.

Interest expense for the three and six month periods ended August 31, 1998 increased $1.2 million (8%) and $2.5 million (8%) from the level incurred in the three and six month periods ended August 31, 1997. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisitions in the latter part of fiscal 1998. The increase was substantially offset by the benefits of reduced rates on the Company's domestic debt, primarily related to the issuance in the latter part of fiscal 1998 of the 7-1/2% and 4-3/4% Notes, which refinanced higher rate debt.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



The effective tax rate as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1998 and 1997 decreased to 35.9% from 39%, respectively. The decrease in the effective tax rate in the three and six month periods ended August 31, 1998 as compared to the comparable period last year, is primarily the result of a more favorable mix of foreign income, as well as the benefits of certain tax planning opportunities.

As a result of all of the above, income before the extraordinary loss for the three and six month periods ended August 31, 1998 reflects decreases of $6.6 million (24%) and $9.8 million (17%) as compared to the comparable periods in the prior year. Net income decreased approximately $6.6 million (24%) and $12.4 million (22%) for the three and six month periods ended August 31, 1998 as compared to the three and six month periods ended August 31, 1997, with the current year period also including the $2.6 million extraordinary loss from the early extinguishment of debt.

Impact of Inflation
-------------------

The competitive environment in which the Company operates makes it extremely difficult to pass on increased costs to its customers. In many instances, the Company is not able to increase its prices at all, and in certain situations is forced to reduce its selling prices. This environment makes it critical for the Company to be able to operate in a continuously more efficient manner. The Company must also work closely with its suppliers to minimize price increases and push for pricing improvements in the same manner that its customers demand of the Company.

Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue is the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, manufacture products or engage in other normal business activities.

The Company has developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems ("Information Technology") and other equipment utilized in its various manufacturing, distribution and administration activities (utilizing embedded chips or software..."Operating Equipment") will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations throughout the world, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine that the Company's significant customers and suppliers ("Third-Party Activities") will also be Year 2000 compliant.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

The Company's plan to resolve the Year 2000 Issue includes four major phases - assessment, remediation, testing, and implementation. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 Issue. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modifications to make sure they remain operational.

For its Information Technology exposures, the Company is approximately 80% complete on the remediation phase for all of its significant systems, and estimates that it will complete software reprogramming and/or replacement by the end of its current fiscal year. To date, the Company has completed approximately 50% of its testing and has implemented approximately 25% of the required remediation for such systems. The testing and implementation phases are targeted to be substantially completed during the second quarter of next year.

The remediation of Operating Equipment is approximately 20% complete,and the Company is targeting completion of its related remediation efforts by the first quarter of next year. Testing and implementation of the affected equipment is targeted to be substantially completed during the second quarter of next year.

With respect to Third-Party Activities, the Company has made inquiries of its significant customers and suppliers and, at the present time, is not aware of problems that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and in turn their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company's total cost to address the Year 2000 Issue is estimated at $10.0 million and is being funded through operating cash flow. The elements of such costs are as follows ( amounts in thousands of dollars):


                                          Incurred
                                           Through    Costs Yet     Total
                                         August 31,     to be     Estimated
                                            1998      Incurred       Cost
                                         ----------   ---------   ---------

      Capital expenditures related to
       new systems and equipment          $  500       $2,200      $ 2,700

      Operating expenses related to
       modifications of existing
       systems and equipment               2,900        4,400        7,300
                                          ------       ------      -------

            Total capital and expense     $3,400       $6,600      $10,000
                                          ======       ======      =======

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


The Company's plan to complete its Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. Management does not believe that the cost of achieving Year 2000 compliance will significantly impact the results of the Company's operations or its financial position. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant customers and suppliers (and, in turn, their significant customers and suppliers) to also achieve Year 2000 compliance, and similar uncertainties.

The Company presently believes that with modifications and replacement of existing hardware and software, and continued contact with its significant customers and suppliers, problems related to the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not successfully completed, and if the Year 2000 plans of its significant customers and suppliers are not completed on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


The Future Factors that may affect the operations, performance and results of the Company's businesses include the following:

      a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations and joint ventures;
      b. the Company's ability to continue to control and reduce its costs of production;
      c. the level of consumer demand for new vehicles equipped with the Company's products;
      d. the level of consumer demand for the Company's aftermarket products, which varies based on such factors as the severity of winter weather, the age of automobiles in the Company's markets and the impact of improvements or changes in original equipment products;
      e. the effect of changes in the distribution channels for the Company's aftermarket and industrial products;
      f. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business; and
      g. the successful completion of the Company's Year 2000 plan, as well as the plans of its significant customers and suppliers.

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


Item 4 - Results of Votes of Security Holders
---------------------------------------------

On July 21, 1998, the Annual Meeting of Stockholders of the Company was held. At this meeting, the stockholders voted on the following matters:

      (1) Gerald S. Lippes and Herbert Roth, Jr. were elected to serve as Class II Directors until the 2001 Annual Meeting. Mr. Lippes was elected with 55,939,332 shares voting for his election, and 1,799,626 shares withholding authority. Mr. Roth was elected with 56,381,603 shares voting for his election, and 1,357,357 shares withholding authority.

            The following is a list of Directors whose term of office continued after the meeting:

                       Sal H. Alfiero
                       William P. Montague
                       Gerald S. Lippes
                       Clement R. Arrison
                       Joseph G. Donohoo
                       Herbert Roth, Jr.

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


                                        MARK IV INDUSTRIES, INC.
                                              Registrant




DATE:  September 30, 1998               /s/ Sal H. Alfiero
                                        ------------------------
                                        Sal H. Alfiero
                                        Chairman of the Board



DATE:  September 30, 1998               /s/ William P. Montague
                                        ------------------------
                                        William P. Montague
                                        President



DATE:  September 30, 1998               /s/ John J. Byrne
                                        ------------------------
                                        John J. Byrne
                                        Vice President - Finance
                                         and Chief Financial Officer



DATE:  September 30, 1998               /s/ Richard L. Grenolds
                                        ------------------------
                                        Richard L. Grenolds
                                        Vice President and
                                         Chief Accounting Officer


DATE:  September 30, 1998               /s/ Clement R. Arrison
                                        ------------------------
                                        Clement R. Arrison
                                         Director

EXHIBIT INDEX


Description
-----------
                                                                 PageNo.
                                                                 -------
      * 27       Financial Data Schedule                           23


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program