Form 10-Q
period 1998-11-30
MARK IV INDUSTRIES INC
filed 1999-01-14
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1998.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _____.

Commission File Number             1-8862


                          MARK IV INDUSTRIES, INC.
---------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
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


                                (716) 689-4972
-----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---     ---

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at January 11, 1999
   -----                                    -------------------------------
Common stock $.01 par value                             53,450,820

                           MARK IV INDUSTRIES, INC.


                                     INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 November 30, 1998 and February 28, 1998                             3

Consolidated Statements of Income For the Three Month
 Periods Ended November 30, 1998 and 1997                            4

Consolidated Statements of Income For the Nine Month
 Periods Ended November 30, 1998 and 1997                            5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1998 and 1997         6

Consolidated Statements of Comprehensive Income and
 Retained Earnings for the Three and Nine Month Periods
 Ended November 30, 1998 and 1997                                    7

Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                14


Part II.  Other Information                                         23


Signature Page                                                      24

Exhibit Index                                                       25

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)


                                               November 30,      February 28,
                                                   1998              1998
                                               -----------       -----------
ASSETS                                         (Unaudited)

Current Assets:
  Cash and short-term investments               $    1,300        $  120,900
  Accounts receivable                              460,300           466,400
  Inventories                                      364,300           393,400
  Other current assets                             144,700           105,600
                                                ----------        ----------
    Total current assets                           970,600         1,086,300
                                                ==========        ==========

Pension and other non-current assets               239,300           226,600
Property, plant and equipment, net                 664,900           668,400
Cost in excess of net assets acquired              431,300           439,200
                                                ----------        ----------
     TOTAL ASSETS                               $2,306,100        $2,420,500
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
   maturities of debt                           $   66,200        $  133,800
  8-3/4% Notes, called for redemption                 -               73,100
  Accounts payable                                 232,000           222,400
  Compensation related liabilities                  78,600            75,500
  Accrued interest                                  11,700            28,600
  Other current liabilities                        107,400            94,500
                                                ----------        ----------
    Total current liabilities                      495,900           627,900
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      161,900            21,400
  Subordinated debentures                          772,700           772,500
                                                ----------        ----------
    Total long-term debt                           934,600           793,900
                                                ----------        ----------
Other non-current liabilities                      263,800           246,700
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                     -                 -
  Common stock                                         500               600
  Additional paid-in capital                       452,300           617,800
  Retained earnings                                190,900           167,100
  Foreign currency translation adjustment          (31,900)          (33,500)
                                                ----------        ----------
    Total stockholders' equity                     611,800           752,000
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,306,100        $2,420,500
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the Three Month Periods Ended November 30, 1998 and 1997
                 (Amounts in thousands, except per share data)



                                                     1998            1997
                                                     ----            ----


Net sales                                         $580,200         $564,100
                                                  --------         --------

Operating costs:
  Cost of products sold (including
   repositioning charge of $66,000 in 1998)        458,700          381,600
  Selling and administration                        88,400           88,300
  Research and development                          13,700           12,700
  Depreciation and amortization                     25,400           20,700
                                                  --------         --------
    Total operating costs                          586,200          503,300
                                                  --------         --------
  Operating income (loss)                           (6,000)          60,800
Interest expense                                    17,700           16,800
                                                  --------         --------
  Income (loss) before provision for taxes         (23,700)          44,000
Provision for (benefit from) income taxes          (10,700)          16,700
                                                  --------         --------
    Income (loss) before extraordinary items       (13,000)          27,300

Extraordinary loss from early
 extinguishment of debt, net of tax benefits          -             (10,600)
                                                  --------         --------

       Net Income (Loss)                          $(13,000)        $ 16,700
                                                  ========         ========
Net income (loss) per share of common stock:
  Basic:
     Income (loss) before extraordinary item      $   (.24)        $    .43
     Extraordinary loss                                -               (.17)
                                                  --------         --------
       Net Income (Loss)                          $   (.24)        $    .26
                                                  ========         ========
  Diluted:
     Income (loss) before extraordinary item      $   (.17)        $    .42
     Extraordinary loss                                -               (.16)
                                                  --------         --------
       Net Income (Loss)                          $   (.17)        $    .26
                                                  ========         ========

Weighted average number of shares outstanding:
  Basic                                             54,500           63,700
                                                  ========         ========
  Diluted                                           63,000           67,300
                                                  ========         ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1998 and 1997
                 (Amounts in thousands, except per share data)



                                                     1998            1997
                                                     ----            ----
Net sales                                         $1,763,200      $1,655,300
                                                  ----------      ----------

Operating costs:
  Cost of products sold (including
   repositioning charge of $66,000 in 1998)        1,275,700       1,116,000
  Selling and administration                         270,500         260,200
  Research and development                            42,500          36,500
  Depreciation and amortization                       73,600          57,700
                                                  ----------      ----------
    Total operating costs                          1,662,300       1,470,400
                                                  ----------      ----------
  Operating income                                   100,900         184,900
Interest expense                                      50,100          46,700
                                                  ----------      ----------
  Income before provision for taxes                   50,800         138,200
Provision for income taxes                            16,000          53,300
                                                  ----------      ----------
    Income before extraordinary item                  34,800          84,900

Extraordinary loss from early
 extinguishment of debt, net of tax benefits          (2,600)        (10,600)
                                                  ----------      ----------
     Net Income                                   $   32,200      $   74,300
                                                  ==========      ==========
Net income per share of common stock:
  Basic:
     Income before extraordinary item             $      .60      $     1.32
     Extraordinary loss                                 (.04)           (.16)
                                                  ----------      ----------
       Net Income                                 $      .56      $     1.16
                                                  ==========      ==========
  Diluted:
     Income before extraordinary item             $      .62      $     1.30
     Extraordinary loss                                 (.04)           (.16)
                                                  ----------      ----------
       Net Income                                 $      .58      $     1.14
                                                  ==========      ==========
Weighted average number of shares outstanding:
  Basic                                               57,900          64,300
                                                  ==========      ==========
  Diluted                                             66,500          65,800
                                                  ==========      ==========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1998 and 1997
                            (Dollars in thousands)



                                                         1998          1997
                                                         ----          ----

Cash flows from operating activities:
  Income before extraordinary loss                    $ 34,800      $ 84,900
  Items not affecting cash:
   Depreciation and amortization                        73,600        57,700
   Pension and compensation related items, net         (18,000)      (13,900)
   Deferred income taxes                                 8,000        22,400
   Repositioning charge                                 29,500          -
  Changes in assets and liabilities, net
   of effects of acquired and divested businesses:
    Accounts receivable                                 18,000       (40,300)
    Inventories                                         17,200       (23,700)
    Other assets                                       (17,700)      (35,800)
    Accounts payable                                    11,800         6,300
    Other liabilities                                  (18,000)      (38,100)
                                                      --------      --------
     Net cash provided by operating activities         139,200        19,500
  Extraordinary item, before deferred charges           (3,300)      (11,700)
                                                      --------      --------
     Net cash provided by operating activities         135,900         7,800
                                                      --------      --------
Cash flows from investing activities:
  Acquisitions and investments                          (5,200)      (79,200)
  Divestitures and asset sales                            -           36,700
  Purchase of plant and equipment, net                 (58,600)     (108,600)
                                                      --------      --------
     Net cash used in investing activities             (63,800)     (151,100)
                                                      --------      --------
Cash flows from financing activities:
  Issuance of subordinated notes                          -          523,700
  Repurchase of subordinated notes                     (73,100)     (184,900)
  Credit Agreement borrowings, net                     125,000          -
  Other changes in long-term debt, net                  14,900        (4,700)
  Changes in short-term bank borrowings                (83,800)       34,200
  Common stock transactions                           (166,300)      (63,600)
  Cash dividends paid                                   (8,400)       (7,600)
                                                      --------      --------
      Net cash provided by (used in)
       financing activities                           (191,700)      297,100
                                                      --------      --------
      Net increase (decrease) in cash
       and short-term investments                     (119,600)      153,800
Cash and short-term investments:
  Beginning of the period                              120,900         1,300
                                                      --------      --------
  End of the period                                   $  1,300      $155,100
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       AND RETAINED EARNINGS (UNAUDITED)
    For the Three and Nine Month Periods Ended November 30, 1998 and 1997
                            (Dollars in thousands)




                                      Three Months Ended    Nine Months Ended
                                        November 30,          November 30,
                                      ------------------    -----------------
                                       1998        1997      1998      1997
                                       ----        ----      ----      ----
Comprehensive Income


Net income (loss)                    $(13,000)  $ 16,700   $ 32,200  $ 74,300

Balance sheet effect of foreign
 currency translation adjustments       7,500      1,200      1,600    (5,600)
                                     --------   --------   --------  --------
Comprehensive net income (loss)      $ (5,500)  $ 17,900   $ 33,800  $ 68,700
                                     ========   ========   ========  ========



Retained Earnings


Retained earnings at the
 beginning of the period             $206,600   $131,900   $167,100  $ 79,300

Net income (loss)                     (13,000)    16,700     32,200    74,300

Cash dividends of $.05, $.04, $.15
 and $.12 per share, respectively      (2,700)    (2,600)    (8,400)   (7,600)
                                     --------   --------   --------  --------
Retained earnings at the
 end of the period                   $190,900   $146,000   $190,900  $146,000
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at November 30, 1998, and the results of its operations and its cash flows for the periods ended November 30, 1998 and 1997. Such results are not necessarily indicative of the results to be expected for the full year.


2.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $11.4 million and $13.6 million at November 30, 1998 and February 28, 1998, respectively.

      Inventories consist of the following components (dollars in thousands):

                                               November 30,      February 28,
                                                  1998             1998
                                                  ----             ----
        Raw materials                          $  88,300        $  86,200
        Work-in-process                           64,700           73,000
        Finished goods                           211,300          234,200
                                               ---------        ---------
              Total                            $ 364,300        $ 393,400
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1998. The amounts at February 28, 1998 are based upon the audited balance sheet at that date.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



3.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                                   November 30,  February 28,
                                                       1998         1998
                                                       ----         ----
      Land and land improvements                     $ 26,300      $ 25,900
      Buildings                                       184,700       179,900
      Machinery and equipment                         689,600       641,800
                                                     --------      --------
         Total property, plant and equipment          900,600       847,600
      Less accumulated depreciation                   235,700       179,200
                                                     --------      --------
         Property, plant and equipment, net          $664,900      $668,400
                                                     ========      ========

4.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):


                                                 November 30,    February 28,
                                                     1998           1998
                                                     ----           ----
      Senior Debt:
       Credit Agreement                           $  125,000    $    -
       Other borrowing arrangements                   46,900        31,200
                                                  ----------    ----------
          Total                                      171,900        31,200
       Less Current maturities                       (10,000)       (9,800)
                                                  ----------    ----------
          Net senior debt                            161,900        21,400
                                                  ----------    ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes             248,800       248,700
        7-1/2% Senior Subordinated Notes             248,900       248,800
        4-3/4% Convertible Subordinated Notes        275,000       275,000
                                                  ----------    ----------
          Total subordinated debt                    772,700       772,500
                                                  ----------    ----------
          Total long-term debt                       934,600       793,900

      Total stockholders' equity                     611,800       752,000
                                                  ----------    ----------
        Total capitalization                      $1,546,400    $1,545,900
                                                  ==========    ==========
        Long-term debt as a percentage
         of total capitalization                       60.4%         51.4%
                                                  ==========    ==========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $69.2 million and $55.2 million in the nine month periods ended November 30, 1998 and 1997, respectively. The Company also made cash income tax payments of approximately $24.8 million and $22.9 million in the nine month periods ended November 30, 1998 and 1997, respectively.

6.  Common Stock Repurchase Programs

      In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997.
      The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of that program, the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Through November 30, 1998 the Company acquired approximately 4.7 million shares under the new repurchase program, at an average cost of $18.17 per share, or a total cost of approximately $85.7 million. Total purchases under both authorizations in the current fiscal year through November 30, 1998 were approximately 8.5 million shares, at an average cost of $19.45 per share, or a total cost of approximately $166.2 million. Subsequent to November 30, 1998, the Company acquired approximately 1.0 million additional shares, at an average cost of $12.31 per share, or a total cost of approximately $12.0 million.

7.  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and measuring of all changes in equity that result from recognized transactions and other economic events of the period. The Company has reported the change in foreign currency translation items as a component of comprehensive income in the Consolidated Statements of Comprehensive Income and Retained Earnings for the periods ended November 30, 1998 and 1997. The accumulated effect of foreign currency translation items at November 30, 1998 and February 28, 1998, is reported in the Stockholder's Equity section of the Company's Consolidated Condensed Balance Sheets.

8.  Senior Subordinated Notes Redemption

      In April 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The Notes were redeemed at a price of $1,043.75 per $1,000 principal amounts of Notes plus accrued interest. The redemption resulted in a charge for early debt extinguishment of $2.6 million (net of tax) for the nine month period ended November 30, 1998.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


9.  Repositioning Charge

      During the three-month period ended November 30, 1998, the Company finalized its plans to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility and product relocations related to its restructuring plan announced in fiscal 1997. As a result of these developments, the Company recognized a charge in its current income statement in the amount of $66.0 million. Such amount has been included in the total cost of products sold, and is primarily made up of the following elements (amounts in thousands):

                                            Cash        Non-Cash     Total
                                        Expenditures    Charges     Expense
                                        ------------    --------    -------
         Costs to complete the fiscal
          1997 restructuring plan          $20,800         -        $20,800
         Inventory related costs              -         $15,200      15,200
         Asset write-offs                     -          14,300      14,300
         Facility closing and lease
          run-out costs                      9,700         -          9,700
         Severance and other costs           6,000         -          6,000
                                           -------      -------     -------
                 Total costs               $36,500      $29,500     $66,000
                                           =======      =======     =======

      The after-tax effect of the above charge reduced net income by $40.0 million and diluted net income per share by $.63 and $.60 per share, respectively, in the three and nine month periods ended November 30, 1998.


10.  Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 ("FAS 133"). FAS 133 standardized the accounting for derivative instruments by requiring them to be recognized as balance sheet assets or liabilities, measured at their fair market value. Certain criteria have been established by FAS 133 to determine if a derivative is designated and qualifies as a hedge. Changes in the fair value of derivatives that do not meet hedge accounting criteria in FAS 133 are required to be reported in earnings. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's exports and sales from international locations are significant; therefore, the Company does enter into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. FAS 133 is effective for the Company's fiscal year ending February 29, 2000. Management is in the process of assessing the impact of its FAS 133 adoption; however, it anticipates the effect on its financial statements will not be significant.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



11.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):


                                      Three Months Ended  Nine Months Ended
                                         November 30,       November 30,
                                      ------------------  -----------------
                                        1998      1997     1998     1997
                                        ----      ----     ----     ----
      BASIC CALCULATIONS:
      ------------------
      Income before repositioning
       charge and extraordinary loss   $ 27,000   $27,300  $74,800  $84,900

      Repositioning charge, net of tax  (40,000)     -     (40,000)    -
                                       --------   -------  -------  -------
      Income (loss) before
       extraordinary loss               (13,000)   27,300   34,800   84,900

      Extraordinary loss, net of tax       -      (10,600)  (2,600) (10,600)
                                       --------   -------  -------  -------
      Net income (loss)                $(13,000)  $16,700  $32,200  $74,300
                                       ========   =======  =======  =======

      Weighted average number of
       common shares outstanding         54,500    63,700   57,900   64,300
                                       ========   =======  =======  =======


      Basic Earnings Per Share:
      ------------------------
      Income before repositioning
       charge and extraordinary loss   $    .50   $   .43  $  1.29  $  1.32

      Repositioning charge                 (.74)      -       (.69)     -
                                       --------   -------  -------  -------
      Income (loss) before
       extraordinary loss                  (.24)      .43      .60     1.32

      Extraordinary loss                    -        (.17)    (.04)    (.16)
                                       --------   -------  -------  -------
      Net Income (loss) per share      $   (.24)  $   .26  $   .56  $  1.16
                                       ========   =======  =======  =======

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



      DILUTED CALCULATIONS:
      --------------------
      Income before repositioning
       charge and extraordinary loss   $ 27,000   $27,300  $74,800  $84,900

      After-tax equivalent of interest
       expense on 4-3/4% convertible
       subordinated notes                 2,000       700    6,000      700
                                       --------   -------  -------  -------
      Income for purposes of computing
       income before repositioning
       charge and extraordinary loss     29,000    28,000   80,800   85,600

      Repositioning charge              (40,000)     -     (40,000)    -

      Extraordinary loss                   -      (10,600)  (2,600) (10,600)
                                       --------   -------  -------  -------
      Income (loss) for purposes of
       computing net income (loss)     $(11,000)  $17,400  $38,200  $75,000
                                       ========   =======  =======  =======

      Weighted average common
       shares outstanding                54,500    63,700   57,900   64,300

      Dilutive stock options                100       600      200      500

      Weighted average assumed
       conversion of 4-3/4%
       convertible subordinated notes     8,400     3,000    8,400    1,000
                                       --------   -------  -------  -------
      Weighted average number of
       common shares outstanding for
       purposes of computing diluted
       net income per share              63,000    67,300   66,500   65,800
                                       ========   =======  =======  =======
      Diluted Earnings Per Share:

      Income before repositioning
       charge and extraordinary loss   $    .46   $   .42  $  1.22  $  1.30

      Repositioning charge                 (.63)      -       (.60)     -
                                       --------   -------  -------  -------
      Income before extraordinary loss     (.17)      .42      .62     1.30

      Extraordinary loss                    -        (.16)    (.04)    (.16)
                                       --------   -------  -------  -------

      Net income (loss) per share      $   (.17)  $   .26  $   .58  $  1.14
                                       ========   =======  =======  =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------
The Company's operating performance (earnings before the repositioning charge and non-cash items, plus operating working capital changes) for the nine month period ended November 30, 1998 generated cash of $198.4 million, which compares to $93.4 million in the corresponding period last year. The significant improvement reflects the Company's success in reducing its working capital position as a result of its increased emphasis on cash flow. The cash generated from operating activities was sufficient to fund the Company's capital expenditure requirements in the period, as well as the completion of its restructuring efforts which began in fiscal 1997. The cash generated in the current period also contributed to the cost of funding the Company's stock repurchase program. Management anticipates that its working capital investment will be reduced further during the remainder of fiscal 1999 as a result of the continuing positive effects of its corporate-wide emphasis on increasing cash flow and improving the Company's return on assets employed.

Capital expenditures for the nine month period ended November 30, 1998 were approximately $58.6 million, which was lower than depreciation and amortization expense of $73.6 million for the same period. Such expenditures reflect a decrease of approximately $50.0 million in comparison to the $108.6 million expended in the nine month period ended November 30, 1997. The reduced level of expenditures relates primarily to the Company's anticipated return to more normal levels of capital expenditure requirements as the Company completes its restructuring plan and its European and South American expansion efforts. Such activities resulted in above normal capital expenditure requirements in the prior year. Management anticipates the Company's capital expenditure requirements will continue at the current level for the remainder of the fiscal year.

In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.03 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased from March 1, 1998 at an average cost of $21.02 per share, or approximately $80.4 million. Upon completion of that program, the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through November 30, 1998 the Company acquired approximately 4.7 million shares under the new program at an average cost of $18.17 per share, or a total cost of approximately $85.7 million. Total purchases under both authorizations in the current fiscal year through November 30, 1998 were approximately 8.5 million shares at an average cost of $19.45 per share, or a total cost of approximately $166.2 million. Subsequent to November 30, 1998, the Company acquired approximately 1.0 million additional shares, at an average cost of $12.31 per share, or a total cost of approximately $12.0 million.

In April 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The Notes were redeemed at a price of $1,043.75 per $1,000 principal amounts of Notes plus accrued interest through April 1, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The Company has borrowing availability under its primary credit agreements of approximately $375.0 million, subject to certain covenants, and additional availability under its various domestic and foreign demand lines of credit of approximately $170.0 million as of November 30, 1998. Long-term debt at November 30, 1998 was $934.6 million, an increase of $140.7 million over the $793.9 million that was outstanding as of February 28, 1998. The change reflects increased borrowings to fund a portion of the Company's stock repurchase program and reduce short-term bank borrowings.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program, as well as its repositioning efforts.

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

The following discussion of the Company's results of operations is based on the table below, which presents the Company's results of operations separate from the repositioning charge (000's):

                                   Three Months Ended     Nine Months Ended
                                      November 30,           November 30,
                                   ------------------     -----------------
                                    1998       1997        1998       1997
                                    ----       ----        ----       ----

Net sales                        $580,200   $564,100   $1,763,200  $1,655,300
                                 --------   --------   ----------  ----------
Operating costs:
  Cost of products sold *         392,700    381,600    1,209,700   1,116,000
  Selling and administration       88,400     88,300      270,500     260,200
  Research and development         13,700     12,700       42,500      36,500
  Depreciation and amortization    25,400     20,700       73,600      57,700
                                 --------   --------   ----------  ----------
    Total operating costs *       520,200    503,300    1,596,300   1,470,400
                                 --------   --------   ----------  ----------
  Operating income *               60,000     60,800      166,900     184,900
Interest expense                   17,700     16,800       50,100      46,700
                                 --------   --------   ----------  ----------
  Income before taxes and
   special items                   42,300     44,000      116,800     138,200
Provision for income taxes         15,300     16,700       42,000      53,300
                                 --------   --------   ----------  ----------
  Income before special items      27,000     27,300       74,800      84,900
Repositioning charge **           (40,000)      -         (40,000)       -
                                 --------   --------   ----------  ----------
  Income (loss) before
   extraordinary item             (13,000)    27,300       34,800      84,900
Extraordinary loss from debt
 extinguishment  **                  -       (10,600)      (2,600)    (10,600)
                                 --------   --------   ----------  ----------

     NET INCOME (LOSS)           $(13,000)  $ 16,700   $   32,200  $   74,300
                                 ========   ========   ==========  ==========


*  Before repositioning charge of $66.0 in 1998.
**  Net of tax benefits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net sales for the three and nine month periods ended November 30, 1998 increased by $16.1 million (3%) and $107.9 million (7%), respectively, over the comparable periods last year. In the Company's Automotive segment, net sales increased $30.6 million (10%) for the three month period ended November 30, 1998 and $92.0 million (10%) for the nine month period ended November 30, 1998 over the comparable periods last year. The growth in the Automotive segment was primarily generated by the segment's Automotive OEM sector, which offset the negative effect of a weakening Automotive Aftermarket sector. The Automotive OEM sector showed significant growth in its international markets for the three and nine month periods ended November 30, 1998 over the comparable periods last year. In the domestic Automotive OEM market, sales were up for the three and nine month periods ended November 30, 1998 over the comparable period last year, although the effect of the General Motors strike in the Company's second quarter offset a portion of such increase. In the Automotive Aftermarket sector, sales in the domestic market for the three and nine month periods ended November 30, 1998 were 3% to 4% lower than in the comparable periods last year. In the international automotive aftermarket, sales for the three and nine month periods ended November 30, 1998 remained flat over the comparable periods last year.

In the Company's Industrial segment, net sales decreased $14.5 million (6%) for the three month period ended November 30, 1998 over the comparable period last year. For the nine month period ended November 30, 1998, net sales in the Company's Industrial segment increased $15.9 million (2%) over the comparable period last year. The decrease in net sales for the three month period ended November 30, 1998 was primarily attributed to the segment's Industrial Rubber Products sector. This sector was significantly effected by the weakening of the international and domestic Agricultural and Petrochemical markets served by the Company's customers during the three month period ended November 30, 1998. For the nine month period ended November 30, 1998, the increase in net sales was primarily attributable to growth in the segment's Transportation and Industrial Filters sectors, which helped offset slightly lower sales for the segment's Industrial Rubber Products sector in the comparable period last year.

The cost of products sold as a percentage of consolidated net sales was 67.7% and 68.6% for the three and nine month periods ended November 30, 1998, as compared to 67.6% and 67.4% in the prior year periods. The increase for the nine month period ended November 30, 1998 is primarily attributable to the effects in the first half of fiscal 1999 of duplicative costs and inefficiencies incurred due to additional time required to complete the Company's restructuring program, as well as the negative effect of the General Motors strike on the Company's cost of products sold relationship.

Selling and administration costs as a percentage of consolidated net sales were 15.2% and 15.3% for the three and nine month periods ended November 30, 1998, as compared to 15.7% for the three and nine month periods ended November 30, 1997. The slight reduction in the level of costs indicates operating efficiencies achieved from the integration of operations acquired, as well as the reorganization of the Company's business segments. The lower level of costs also indicates the benefits of the Company's continued emphasis on cost control.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Research and development costs increased by $1.0 million (8%) and $6.0 million (16%), respectively, for the three and nine month periods ended November 30, 1998 as compared to the three and nine month periods ended November 30, 1997. As a percentage of consolidated net sales, these expenses increased to 2.4% as compared to 2.3% and 2.2% in the comparable periods last year. The increase is primarily related to the launching of a number of new product and systems initiatives, as well as bringing new technology to the North American Automotive OEM market from acquisitions made in Europe in the latter part of fiscal 1998.

Depreciation and amortization expense increased by $4.7 million (23%) and $15.9 million (28%) respectively, for the three and nine month periods ended November 30, 1998 as compared to the three and nine month periods ended November 30, 1997. The increase is primarily attributable to the Company's increased level of capital equipment expenditures in fiscal 1998 to support the Company's restructuring efforts, as well as new facilities and equipment required to support new products and markets in Europe and South America. To a lesser extent, additional goodwill amortization related to acquisitions in the latter part of fiscal 1998 also contributed to the increase.

Interest expense for the three and nine month periods ended November 30, 1998 increased $0.9 million (5%) and $3.4 million (7%) from the level incurred in the three and nine month periods ended November 30, 1997. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisitions in the latter part of fiscal 1998. The increase was substantially offset by the benefits of reduced rates on the Company's domestic debt, primarily related to the issuance in the latter part of fiscal 1998 of the 7-1/2% and 4-3/4% Notes, which refinanced higher rate debt.

The effective tax rate as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1998 decreased to approximately 36% from approximately 38% in the comparable periods last year. The decrease in the effective tax rate in the current year as compared to the comparable periods last year, is primarily the result of a more favorable mix of foreign income, as well as the benefits of certain tax planning opportunities.

As a result of all of the above, income before the repositioning charge and extraordinary items for the three and nine month periods ended November 30, 1998 reflect decreases of $.3 million (1%) and $10.1 million (12%) as compared to the corresponding periods in the prior year. Net income decreased approximately $29.7 million and $42.1 million for the three and nine month periods ended November 30, 1998 as compared to the three and nine month periods ended November 30, 1997. For the three month periods ended November 30, net income in the current year includes a $40.0 million repositioning charge, while the prior year includes a $10.6 million extraordinary loss from the early extinguishment of debt. For the nine month periods ended November 30, net income in the current year includes a $40.0 million repositioning charge and a $2.6 million extraordinary loss from early debt extinguishment, while the prior year nine month period includes a $10.6 million extraordinary loss from early debt extinguishment.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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


Impact of Repositioning Charge
------------------------------
During the three month period ended November 30, 1998, the Company instituted a plan to reposition its automotive aftermarket business, which accounts for approximately 20% of the Company's total revenue. This sector of the Company's business has been negatively impacted by fundamental changes taking place in the aftermarket, resulting in declining revenue growth rates and margins. Such trends are caused, in part, from improvements in the quality and performance of components and systems being supplied to the automotive OEM market. The effect has been to defer, or in some cases eliminate, the need for replacement parts. In addition, significant consolidation within the sector's distribution channels has increased pricing pressures, reduced margins and affected terms of sale, which required increased working capital.

These factors have led the Company to reposition its aftermarket business in order to better align its assets with the Company's business base in this sector. The repositioning of the Company's aftermarket business includes consolidation of distribution facilities, the elimination of low margin, slow-moving product lines, a reduction of inventory levels, rationalization of its customer base, and employee reductions. The Company expects that the results of these actions will enable the Company to realize improved margins and reduced capital employed in its business.

A pre-tax charge of $66.0 million, or $40.0 million after taxes, has been reflected in the results of operations for the three and nine month periods ended November 30, 1998. The charge provides for the costs associated with the automotive aftermarket discussed above, as well as costs associated with certain other strategic decisions of the Company relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of businesses. The charge also provides for costs incurred in the current period related to the Company's completion of its restructuring plan announced in fiscal 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

For its Information Technology exposures, the Company is approximately 90% complete on the remediation phase for all of its significant systems, and estimates that it will complete software reprogramming and/or replacement by the end of its current fiscal year. To date, the Company has completed approximately 80% of its testing and has implemented approximately 75% of the required remediation for such systems. The testing and implementation phases are targeted to be substantially completed during the second quarter of next year.

The remediation of Operating Equipment is approximately 30% complete,and the Company is targeting completion of its related remediation efforts by the first quarter of next year. Testing and implementation of the affected equipment is targeted to be substantially completed during the second quarter of next year.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company's total cost to address the Year 2000 Issue is estimated at $9.1 million and is being funded through operating cash flow. The elements of such costs are as follows ( amounts in thousands of dollars):


                                         Incurred
                                          Through     Costs Yet     Total
                                        November 30,   to be      Estimated
                                            1998      Incurred       Cost
                                        ------------  ---------   ---------
      Capital expenditures related to
       new systems and equipment          $  400       $1,900      $2,300

      Operating expenses related to
       modifications of existing
       systems and equipment               3,600        3,200       6,800
                                          ------       ------      ------
            Total capital and expense     $4,000       $5,100      $9,100
                                          ======       ======      ======


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Euro Conversion
---------------
On January 1, 1999, the euro became the common currency of eleven of the
fifteen member states of the European Union.   After the introduction of the
euro, the national currencies will remain legal tender in the participating countries until mid-calendar-year 2002. During the dual currency phase, businesses must be capable of conducting commercial transactions in either the euro or the national currency. After the dual currency phase, all businesses in participating countries must conduct all transactions in the euro and must convert their financial records and reports to be euro-based. The Company expects that all its facilities will be capable of complying with the euro conversion timetable and with customer requirements for quoting and billing in euro dollars. The Company believes its information technology systems are capable of meeting the dual currency phase requirements. The Company's preliminary indication in assessing the risk to its businesses, is that the dual currency phase and the final phase of the euro conversion will not have an effect on the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




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

Part II.  OTHER INFORMATION
---------------------------
Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.



Item 6(a) - Exhibits
--------------------
      Exhibit No.

      * 27        Financial Data Schedule


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program


Item 6(b) Reports on Form 8-K
-----------------------------
      The following report was filed pertaining to events occurring during the quarter ended November 30, 1998.

      (1) A current report on Form 8-K dated December 31, 1998, was filed to report under Item 5, pertaining to the Company's distribution to it's shareholders of record at the close of business on December 18, 1998, its fiscal 1999 Third Quarter Report.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARK IV INDUSTRIES, INC.
                                                Registrant




DATE: January 14, 1999                    /s/ Sal H. Alfiero
----------------------                    -----------------------
                                          Sal H. Alfiero
                                          Chairman of the Board



DATE: January 14, 1999                    /s/ William P. Montague
----------------------                    -----------------------
                                          William P. Montague
                                          President



DATE: January 14, 1999                    /s/ John J. Byrne
----------------------                    -----------------------
                                          John J. Byrne
                                          Vice President - Finance
                                           and Chief Financial Officer



DATE: January 14, 1999                    /s/ Richard L. Grenolds
----------------------                    -----------------------
                                          Richard L. Grenolds
                                          Vice President and
                                           Chief Accounting Officer


DATE: January 14, 1999                    /s/ Clement R. Arrison
----------------------                    -----------------------
                                          Clement R. Arrison
                                          Director

EXHIBIT INDEX


Description
-----------
                                                                      Page No.

      27    Financial Data Schedule                                   26