Form 10-K
period 1999-02-28
MARK IV INDUSTRIES INC
filed 1999-05-28
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 28, 1999

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to _____________________

Commission File No. 1-8862

                           MARK IV INDUSTRIES, INC.
---------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                     23-1733979
-------------------------------           ---------------------------------
(State or other jurisdiction of          (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972
                                                          ---------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of exchange on
            Title of Class                                which registered
            --------------                              -------------------
         Common Stock, $.01 par value                  New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .
                                                    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 20, 1999 on the New York Stock Exchange was approximately $723.5 million.

      As of May 20, 1999, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 49,133,624 shares.

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

                           MARK IV INDUSTRIES, INC.
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K


PART I                                                               Page

Item 1:     Business....................................................3
Item 2:     Properties.................................................22
Item 3:     Legal Proceedings..........................................23
Item 4:     Submission of Matters to a Vote
             of Security Holders.......................................23


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters...........................24
Item 6:     Selected Financial Data....................................25
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations.............................................27
Item 8:     Financial Statements and Supplementary
             Data......................................................40
Item 9:     Disagreement on Accounting and Financial
             Disclosure................................................67


PART III

Item 10:    Directors and Executive Officers of the
             Registrant................................................67
Item 11:    Executive Compensation.....................................67
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management.....................................67
Item 13:    Certain Relationships and Related
             Transactions..............................................67


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ......................................68
            Signatures.................................................75
            Exhibit Index..............................................76

                                    PART I

ITEM 1.  BUSINESS
-----------------

General

      Mark IV Industries, Inc. ("Mark IV" or "the Company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve primarily industrial and automotive markets. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are sold primarily directly, but also through independent distributors, to other manufacturers and commercial users in the United States and Europe and, to a lesser extent, in Canada, Latin America and the Far East. Mark IV operates 75 manufacturing facilities and 45 distribution and sales locations and employs approximately 17,000 people in 19 countries.

      Mark IV's business strategy is focused on building its worldwide Automotive and Industrial business segments through internal growth and selective strategic acquisitions, and the continuation of cost control and quality improvement programs. The Company's operating strategy emphasizes establishing cooperative programs with customers to engineer, design and develop higher value-added systems in addition to individual products, and the introduction of new, more cost effective and durable products and systems.

      In furtherance of these strategies, over its last five fiscal years, Mark IV has:

     (i) increased its emphasis on cash-flow and asset utilization by selling its non-core businesses and emphasizing cash-flow in its new management incentive plans;
     (ii) expanded its product make-up and increased its new business opportunities to supply power systems to the emerging city car market through its $148 million acquisition of Lombardini FIM SpA ("Lombardini") in April 1999;
     (iii) initiated during fiscal 1997 a restructuring of the Company's manufacturing and distribution facilities to make them more focused and cost effective;
     (iv) completed its restructuring plan in fiscal 1999, and began to reposition its automotive aftermarket business and make certain other strategic decisions relative its personnel requirements and inventory management practices;
     (v) expanded its international presence and capabilities and complemented its existing automotive power transmission business through its $60 million acquisition of LPI Systemes Moteurs S.A. ("LPI") in October 1997;
     (vi)   expanded LPI's products and technology from Europe to North
            America;
     (vii) increased its industrial hose and couplings production capacity and strengthened its position in the related marketplace through its $78 million acquisition of Imperial Eastman in fiscal 1997;
     (viii) established manufacturing facilities in Argentina and Brazil;
     (ix) established distribution centers to serve markets in Latin America and the Pacific Rim, and acquired manufacturing and distribution facilities in Australia and Mexico; and
     (x)    emphasized continuous product development.

Recent Developments



- In February 1999, as part of the Company's strategy to improve its return on assets employed, the Company sold its Automotive Filter Business for $276 million. Near the end of fiscal 1999 the Company also sold several smaller stand-alone business units for net cash consideration of approximately $16 million.

- In April 1999, the Company acquired the net assets of Lombardini, an Italian-based manufacturer of small gasoline and diesel engines, for $148 million. Lombardini produces small engines of up to 50kw in power(65 horsepower), and competes in various markets, including supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. The Company believes an additional growth opportunity resulting from the Lombardini acquisition is in providing a power system (diesel engine and continuously variable transmission) for application in the emerging market for city cars (ultra-compact, economical and environmentally friendly) in Europe and other regions throughout the world where automotive congestion and pollution is a significant issue.

- During the latter part of fiscal 1997, the Company began to realign and refocus its operations, including the closure of certain facilities and the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. In that regard, the Company recognized a restructuring charge of $112.5 million in fiscal 1997 (including $60.7 million of non-cash charges). During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan. As a result of these activities, the Company recognized a repositioning charge in fiscal 1999 in the amount of $66 million. Approximately $25 million of the charge related to non-cash items, including $12.1 million related to inventory, and the balance related primarily to the impairment of the value of certain fixed assets.

- In May 1998, the Company announced the completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.00 per share, for a total cost of $160.8 million. Upon completion of that program, the Board of Directors approved the purchase of an additional ten million shares. In May 1999, the Company completed the ten million share repurchase program. Such shares were acquired over the preceding twelve-month period at an average cost of $16.55 per share, or a total cost of approximately $165.5 million. Upon completion of the May 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares.

- During fiscal 1998, the Company acquired the net assets of LPI for a net cash purchase price of approximately $60 million. LPI, based in France, manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection molding, welding and blow molding technologies. Certain of LPI's technology and products in place in Europe are being replicated in North America.

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

- At the beginning of fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies, and steel and brass couplings, adapters and fittings for high and low pressure applications. Imperial Eastman is included in the Company's Industrial Business Segment.

- During fiscal 1998, the Company completed the sale of $275 million principal amount of its 4-3/4% Convertible Subordinated Notes due 2004, and $250 million principal amount of its 7-1/2% Senior Subordinated Notes due 2007.

- The Company used a portion of the net proceeds from its fiscal 1998 financing transactions and the divestiture transactions completed during fiscal 1997 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003.

- In March 1996, the Company entered into a $500 million, five-year non-amortizing revolving credit facility (the "Credit Agreement") with various financial institutions. The proceeds of the initial borrowings under the Credit Agreement were used to repay amounts outstanding under the Company's previously existing credit agreements.

- In March 1996, the Company also completed the sale of $250 million principal amount of its 7-3/4% Senior Subordinated Notes due 2006. The net proceeds from the sale of the 7-3/4% Notes were used to reduce outstanding indebtedness under the Credit Agreement.

Segment Information

     The Company classifies its operations into the following two business segments:


      (i) Mark IV Automotive, which includes the design, manufacture and distribution of power transmission, fuel and fluid handling, and air-intake systems and components for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

      (ii) Mark IV Industrial, which includes the design, manufacture and distribution of power transmission and fluid management systems and components for industrial OEM and distribution markets worldwide, specialty filtration products and systems, and transportation and other products and systems.

      Financial information regarding the business segments is presented in
Note 13 to the Company's audited consolidated financial statements included elsewhere herein. A more detailed discussion concerning the make-up of the Company's two business segments follows.

MARK IV AUTOMOTIVE

      Mark IV Automotive designs, manufactures and sells a variety of high quality automotive systems and components to the global automotive industry. Sales in this segment were approximately $991 million in fiscal 1999, representing 51% of Mark IV's total revenue during the year. Approximately 79% of the segment's sales were to OEM/OES customers, with the balance of the Company's automotive products sold to the aftermarket.

      Mark IV Automotive is focused on expanding its business to become a more global supplier of safety, environmental and comfort related products to the automotive industry. During fiscal 1999, Mark IV Automotive's sales increased 6%, after adjusting for the effects of acquired and discontinued operations. This growth was driven by improvements in both its European and North American markets, coupled with the start-up of operations in Brazil and Argentina. Domestic growth was hampered somewhat by the General Motors strike earlier in the fiscal year; however, new products, including the air-intake manifold line (acquired with the October 1997 purchase of LPI) helped drive growth over the full year. In addition to adding to sales, the acquisition of LPI also provided the Company with new products and technology to be leveraged in its North American OEM market.

      Significant changes have been occurring in both the OEM and aftermarket sectors of the Automotive business, and Mark IV Automotive has been changing along with them. The industry's ongoing globalization and the consolidation of suppliers in the marketplace are two of the most important factors impacting the business. The introduction of LPI's air-intake technology products to customers in North America, and the acquisition of Lombardini, completed after the close of fiscal 1999, represent two new growth opportunities for Mark IV Automotive. Research and development activities, including an increasing number of simulation studies, are helping Mark IV shorten its time required to develop new products, which helps increase customer service and satisfaction. Continued internal growth, together with additional acquisitions to help round-out product lines and geography, will provide Mark IV with new products, technology and capacity going forward.

      Mark IV Automotive is OEM driven and aftermarket leveraged. The Company views its OEM business as the primary driver for growth in the automotive business segment, and that its long-term success in the aftermarket is dependent on providing OEM-approved products to its aftermarket customers. Therefore, the Company's primary focus continues to be on supplying products and systems designed, manufactured and sold to global automotive manufacturers. It is anticipated that this will, in turn, enhance the Company's ability to sell components into the aftermarket. After the sale of Purolator's Automotive Filter Business, the Company is concentrating its efforts on strengthening the position of its Dayco belts and hose line.

Automotive OEM/OES

      Mark IV Automotive designs and supplies engineered systems and components for the majority of automotive engine and platform manufacturers in the world today, primarily serving OEMs in North America and Europe, and to a lesser extent, in South America and Asia/Pacific.

      In the automotive OEM market, the Company's emphasis is on providing complete systems or subsystems to meet the needs of its customers. Management believes Mark IV Automotive is recognized as an innovator in its "systems" orientation, which helps OEM customers to decrease the amount of time in the development stage, and minimize their fixed expenses, and allows the Company to increase its sales dollars per vehicle. The Company's efforts in this area over the past several years have been focused on expanding its technological and engineering capabilities. Today, Mark IV Automotive is one of the world's leading automotive systems manufacturers in the areas of power transmission, air-intake and fuel and fluid handling.

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

Customer Orientation

      Mark IV Automotive is customer-oriented. Its research and development efforts, which include an increased use of simulation studies, are shortening the time required to develop new products and helping to satisfy its customers' needs more quickly. The systems and components it provides have been concentrated in several key areas of its Engine and Platform Divisions. Following the recent acquisition of Lombardini, it is anticipated that the Company's product and systems offerings during fiscal 2000 will include products in the newly formed Power Train Division.

Engine Division

The Engine Division includes systems and components which address customers' Power Transmission, and Air-Intake and Cooling needs.

Power Transmission Systems

      Mark IV Automotive is a leading manufacturer of accessory drive and camshaft drive systems consisting of components such as timing and poly-rib belts, automatic tensioning devices, pulleys, idlers, brackets, dampers and starter drives for the global automotive market. The power transmission group is focused on providing fully designed front-end accessory drive systems which offer customers increased value and improved performance.

      Engines fitted with Mark IV's systems are top performers in terms of economy, minimization of power loss, and the reduction of vibration and noise. In addition, developments in the materials field have helped to increase the durability of the Company's products while reducing important parameters such as weight and size. Mark IV expects to remain in the forefront of the industry by continuing to provide customers with innovative power transmission systems with performance characteristics that meet or exceed the changing needs of the marketplace. Its systems engineering capabilities are employed at state-of-the-art technical centers in Rochester Hills, Michigan; Springfield, Missouri; and Chieti, Valperga and Airasca, Italy, to serve customers around the world.

      During fiscal 1999, the Company's North American power transmission group increased business 10%, and secured significant front-end accessory drive business for future model years with its North American customers. Mark IV Automotive's rigid components products, such as tensioners, pulleys, and idlers, experienced significant growth during fiscal 1999. In the current year, several new product programs will be introduced, including a high performance serpentine drive belt.

      Significant investments in new equipment and technology have been made in the Power Transmission Division to ensure the unit maintains its leadership position in the industry. Additional investments will also occur in the coming year in the areas of belt and automated tensioner manufacturing equipment. In fiscal 1999, the Company's Power Transmission Division received numerous top quality awards from customers, both domestic and abroad. In addition, all of the Division's manufacturing facilities have now received QS-9000 registration, and are pursuing further improvement in the areas of environmental and shop floor control.

      In Europe,"Virtual Testing Simulation" was a new engine technology development introduced to Mark IV Automotive's customers during the fiscal year. This predictive modeling tool allows Mark IV Automotive to test its power transmission systems on an engine transmission during the design stage, to predict performance before the engine is actually built. Prior to this, engines had to be designed, built, and then tested. Today, using the customer's specifications, virtual testing can be used to create a full picture of the engine, and predict how different component designs will affect engine performance before the system is built. This process enables the Company to advise its customers how the transmission will work, saving them time and money in the process. Virtual testing is also used to improve or resolve problems in existing engine designs.

Air-Intake and Cooling Systems

      Also included in the Engine Division are air-intake and cooling systems, which include a variety of high quality air intake manifolds, engine cooling systems and components, ducts, thermostat housings, brake fluid, surge and power steering tanks, and water pumps. This group's plastic air admissions systems, including air-intake manifolds and cooling modules, are produced by patented injection molding, welding and blow molding processes, making Mark IV a recognized world leader in these technology areas.

      Mark IV Automotive entered this market primarily through the October 1997 acquisition of LPI, headquartered in France. LPI has three manufacturing facilities and a technical center, all located in France. In December 1998, after completing technical development and testing, the Chateauroux, France LPI facility started production of a new synthetic water-pump. The benefits of this new product are derived from the synthetic materials used in manufacturing resulting in a lighter weight, lower price and a better performing water-pump. To date, the air-intake products have been sold primarily in Europe to leading automotive companies, including Peugeot, Citroen, Renault, Ford, BMW, Porsche and Volkswagen. In the second half of fiscal 2000, the Company's new 175,000 square foot manufacturing facility and technical center in Montreal, Quebec, Canada, is expected to be fully operational. This facility will initially employ 150-200 people and provide injection molded and welded nylon air intake manifolds for North American automotive OEM customers, where a substantial amount of new business has already been secured with Ford and General Motors.

      The formula used in France to provide air intake and cooling systems to the Company's European customers is being duplicated in Montreal, including utilization of the same manufacturing equipment and tooling, materials and work cell manufacturing processes. In addition, new employees in Montreal are being trained by experienced personnel from the Company's LPI operations in France.

Platform Division

      Mark IV Automotive's Platform Division provides systems and components to meet its customers' fluid handling and fuel systems needs.

Fluid Handling Systems

      Management believes Mark IV Automotive is an established leader in the design and manufacture of fluid handling systems. The Company's fluid handling products consist of hose and hose assemblies for power steering, air conditioning, oil cooling and other high-pressure applications, as well as radiator hose, heater hose and other related hose, couplings and assemblies.

      Only 50% of vehicles produced in Europe today include both air conditioning and power steering, while in the U.S., over 95% of all new vehicles are comparably equipped. The number of European cars which feature these products is growing at a faster rate than the overall market, representing a continuing growth opportunity for Mark IV Automotive in Europe.

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

Fuel Systems

      Mark IV Automotive's fuel products include all systems and components required for the safe transport of fuel--from the gas tank inlet into a vehicle's gas tank, and from the tank into the engine. Mark IV Automotive's products vary from completed systems to individual components, including tubes, hose, couplings, fuel fillers, fuel pumps, fittings, valves, canisters, filters, quick connectors and other assemblies. These products are currently manufactured in North America, Europe and South America, and are sold to major OEM customers around the world.

      As automotive manufacturers continue to reduce their supply base, they are placing increased responsibility for engineering and testing on their suppliers, and sourcing complete systems rather than components. In response, Mark IV Automotive's fuel unit is focused on gaining competitive advantage by expanding its global presence, remaining market driven, and establishing alliances with customers, as well as other members of the automotive supply community.

     The Company's research and development efforts led to three significant breakthroughs during the year which include low permeation plastic barrier hose constructions, coatings, and plastic fuel filler assemblies. Three years in development, the low permeation fuel hose provides excellent performance to automotive customers, minimizing the transfer of gasoline through the hose and out into the environment. Another addition to the fuel line products is coating enhancements. The silver coating applied over zinc-nickel extends the life of the fuel filler systems from 10 to 15 years. The Company succeeded in developing a new fuel filler assembly made of plastic. The fill tube maintains the same dimensions all the way through the bends and circular-cross section by the use of a patent-pending forming process. This value-added feature gives the customer a product that is lower in weight and price, with excellent performance properties.

Power Train Division

      With the April 1999 acquisition of Lombardini, Mark IV has formed the Power Train Division as a dedicated business unit. Lombardini, an Italian based company, is a leading European manufacturer of small diesel engines with manufacturing plants in Italy and France, and sales and distribution offices throughout Europe and North America.

      In a growing number of cities, vehicle congestion has caused increasing problems with traffic, parking, emissions, noise and other environmental issues. As a result, laws are being changed to restrict city traffic in many countries. Consequently, in Europe, as in other continents, the "City Car and City Van" (specially designed, ultra compact, economical and environmentally friendly vehicles) market is emerging as a rapidly growing segment in a mature automotive market. The Power Train unit will develop and market Power Pac modules consisting of a diesel engine integrated with a continuously variable transmission (CVT) currently under development by the Company. Management believes Lombardini, along with LPI's air-intake business, provides new growth opportunities for the Company, allowing Mark IV Automotive to enter a brand new growing segment of the automotive market.

Automotive Aftermarket

      In the automotive aftermarket, Mark IV Automotive provides a vast array of automotive belts, hose and accessories to automotive warehouse distributors, oil companies, original equipment service centers, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors.

      The belts and hose manufactured and marketed primarily under the Company's Dayco(R) brand name are widely recognized. Through its restructuring activities, these two core product lines have streamlined the Company's sales and marketing operations.

      In fiscal 1999, the pilot program for Dayco's "Preferred Parts" stocking program won praise and acceptance from Dayco's automotive aftermarket customer test base. Preferred Parts utilizes information from R.L. Polk's vehicle registration database. Their data is used to prepare a customized stocking list of the Dayco products that fit the vehicles that are actually located in a warehouse distributor's or jobber's market area. Although primarily designed for these distribution channels, the Preferred Parts program is also extremely beneficial to the installer, since it provides him with a reliable source of supply. In response to the suggestions of the customers in its pilot group, Dayco has obtained the hardware and software to keep the database current, and also to reduce the time from a customer's request to the delivery of the Preferred Parts report. With these technical advances, a full roll-out of the Preferred Parts program is planned during fiscal 2000.

      In an effort to help its customers streamline their inventories, as well as giving them more products to sell, our Dayco and Dayco Eastman (formerly Imperial Eastman) engineers combined their expertise to introduce a brand new coupling style called the "HY" series, which will replace multiple coupling series from both the old Dayco and old Imperial Eastman lines. The expanded product offering is projected to increase Dayco's hydraulic sales significantly during fiscal 2000.

      The Company's Fayetteville, NC distribution center experienced its first year of full operation in fiscal 1999. The warehouse management software interfaces with the Dayco Aftermarket's Customer Order Inventory Network ("COIN") order processing system. Unlike some warehousing operations that work in a "batch" mode that updates nightly, the Dayco system updates every five minutes. With the sale of the Purolator Automotive Filter Business, the Fayetteville facility will be dedicating 188,000 square feet to the Dayco distribution business beginning in Fiscal 2000.

Outlook

      Internal growth in the Company's automotive business will be achieved through research and development and the resulting introduction of new products to the market, and experiencing the benefits of having completed the restructuring efforts which began in fiscal 1997 and were completed during fiscal 1999. External growth will be achieved through entree into new markets due to acquisitions to date, and those to occur going forward. The Company will continue to provide its customers with quality products and service, while improving efficiencies and reducing costs.

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


MARK IV INDUSTRIAL

      Mark IV Industrial provides Power Transmission and Fluid Management, Specialty Filtration, and Transportation products and systems to customers around the world. Representing 49% of Mark IV's total revenue base, Mark IV Industrial's sales were approximately $960 million in fiscal 1999. The Company's focus in this segment includes serving its customers better by expanding product offerings and improving quality and delivery, while at the same time enhancing the utilization of its resources. The Company's efforts in these areas are geared to position it as a significant supplier of industrial products in key markets.

      Combining the strengths of its brands, which include Dayco(R), Purolator(R), Swan(R), Imperial Eastman(R), Facet(R), Mark IV IVHS, Luminator, F-P Electronics and Caplugs(R), Mark IV Industrial is organized into three primary operating units: Dayco Industrial, Specialty Filtration and Transportation and Other.

Dayco Industrial

      Dayco Industrial Transmission is focused on two primary areas: Power Transmission and Fluid Management. Its Power Transmission systems and components are used in the transmission of power - either mechanically or through the use of hydraulics or fluid power. Its Fluid Management products are used in the movement containment, processing, treatment or control of fluids. The systems and components in these areas primarily consist of a variety of belts, tensioners and pulleys and hose, couplings and assemblies, which are specially designed for a variety of industrial applications.

      Dayco Industrial's products are specially designed for a variety of applications in markets which include petroleum, mining, forest products, lawn & garden, construction, agriculture, and other niche markets. In these markets, its products are supplied either directly to industrial original equipment manufacturers (OEM's), and/or through established distribution and retail networks.

      During fiscal 1999, the Company acquired COG, a German company, adding about $6 million to its annual revenue base in Europe. COG manufacturers and distributes industrial power transmission belts. The addition of this company will have a positive impact on the Company's power-transmission business in Europe by increasing its product line, customer base and distribution channels and allowing Dayco to increase its business with customers in the German market.

      During fiscal 1998, the Company acquired Imperial Eastman Australia, Australian Hose Manufacturing and Rubicon Industrial, adding about $21 million to its annual revenue base. The addition of these companies expanded the Company's industrial product lines, and increased the group's penetration in Australia.

Power Transmission

      Dayco's power transmission products include a specific line of hydraulic hose and couplings for use in the global mining industry, encompassing both underground and above-ground processes, with each using different products and standards. Its power transmission product line also supplies synchronous drive belts which have been enhanced through advances in rubber compounding, construction and design, resulting in the belt's improved performance and design flexibility, while saving space, weight, energy and cost. In most instances, Dayco's RPP Plus synchronous drive belts will replace old-fashioned timing belts, roller chain and gear-driven drives, in addition to providing high-torque, high-efficiency performance.

      Dayco provides power transmission management solutions for its key markets. In Dayco's lawn and garden equipment market, Dayco is a supplier to the top names in the industry. As manufacturers have explored the use of fluid power for more precision and control in their top-of-the-line units, Dayco has responded with hydraulic hose and coupling solutions to meet their demanding application needs. The Company's revenue derived from fluid power sales in this market has doubled over the last three years.

      Synergies experienced between the Company's Industrial and Automotive groups have proven to be beneficial. Dayco Industrial's line of hydraulic hose, couplings, and crimpers also serves the automotive and light-duty and heavy-duty truck aftermarkets through Mark IV Automotive. Over the past year, Dayco Industrial introduced a brand new coupling style called the "HY" series, which replaced multiple coupling series from the combined Dayco and Eastman product lines, enabling its industrial customers to streamline their inventories. The Dayco Eastman hydraulic product offering, including the "HY" coupling, has been introduced to the Company's automotive aftermarket customers.

      The launch of a new industrial and hydraulic filtration product line by Purolator Filter Products has allowed the Company to take advantage of Dayco Industrial's relationship with top fluid power distributors in North America. Many distributors of hydraulic hose and couplings also sell products used to filter the hydraulic fluid used in the system.

Fluid Management

      Dayco Industrial continues to enhance and develop new fluid management products, such as GST II, a general purpose air and water hose. This product line now offers new sizes, brighter colors for safety, and higher working pressures for demanding applications such as those found in the construction industry. In the motor fuel-dispensing segment of the petroleum market, Dayco introduced the Flex-Ever(TM) Ultimate II Vapor Recovery Hose, which features a DuPont Dow Elastomers cover compound called Hypalon(R). This material produces a rugged, abrasion resistant curb pump hose that performs equally well in the hot summer weather of Yuma, Arizona or during the cold winter months in Upstate New York. Dayco's expertise with vapor recovery and gasoline dispensing hose provides additional leverage in global markets, as more stringent vapor recovery regulations have come into effect in Europe and Asia.

      Rubicon Industrial, one of the Australian acquisitions completed at the end of fiscal 1998, provides a more complete offering of thermoplastic hose for the Company's industrial hose product line, with specific products targeted at the mining, manufacturing equipment, and construction markets, along with other products designed for special fluid handling applications.

      Dayco Swan helped add to its Martha Stewart everyday garden (TM) line of products offered by K-Mart, with the creation of a special garden hose. Soft, flexible, and extra-tough, this rubber/vinyl hose was a featured item when Martha Stewart and K-Mart launched their spring/summer line of products for the home.

      Dayco Swan was recently awarded with a "Partners In Progress" award from Sears for their performance in supplying garden hose to their stores nationwide during 1998. This highly prestigious honor was bestowed upon only 150 of Sears' 10,000 suppliers. Dayco's facilities in McCook, Nebraska and Bucyrus, Ohio were awarded the Canadian Tire of Canada's highest honor, the "Award of Excellence" in the leisure products category. This award is given to suppliers who provide the highest quality and service to Canadian Tire.

Manufacturing Update

      Dayco Industrial's manufacturing performance and efficiency were significantly enhanced during the year by establishing the "cell" production concept in Bucyrus, Ohio for the manufacture of Dayco Swan garden hose. The "cell" concept provides efficiency throughout the grouping of continuous processes, which minimizes hand-offs, and allows a cross-functional work team to see a product through from raw material to its finished state. Productivity increased to match the unit's business growth, while overall manufacturing square footage was reduced.

      Dayco's expanded Alliance, Nebraska plant became fully operational during fiscal 1999. The Alliance facility produces braided wire and spiral wire reinforced high-pressure hydraulic hose for agricultural, construction, mining, and manufacturing equipment.

      On the quality front, the Company's hose manufacturing facilities have completed the ISO 9000 registration process over the past year. Along with its power transmission facilities, which completed their registration as a group in fiscal 1998, all of Dayco Industrial's key manufacturing facilities are now ISO 9000 registered, an increasingly important factor when global industrial customers are choosing suppliers.

Technology

      Dayco Industrial's focus has been on servicing its customers by bringing simplicity to ordering through the internet, utilizing its Dayco Direct system, and implementing a new Enterprise Reserve Planning (ERP) system.

      Dayco Direct is a significant new improvement in customer communications. This successful integration of the internet into daily operations has been well received by the Company's customer base, bringing simplicity and up-to-the minute information right to their fingertips. The system allows users to place orders, change orders, check the availability of stock, price an order, and track an order's status, in real time, via the internet. Users can even link with carriers, such as UPS and Consolidated Freightways, to check the status of their shipments. This is not only a benefit to the Company's customers, it frees up the Company's highly trained, professional sales force to meet with distributors to provide technical support information and trouble-shoot tough applications.

      Another successful innovation this year was the implementation of the Enterprise Resource Planning system. This new system makes the business more efficient and better connected by linking all important functions within the company: manufacturing, inventory, finance, order entry, sales and marketing information on one central system.

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

Purolator Filter Products

      The Filter Products Group (FPG) of Mark IV Industrial manufactures and markets a variety of advanced filtration products and devices used in the aeropower, fluid processing and industrial markets.

      In the Aeropower market, FPG manufactures fuel, lube and hydraulic filters, indicators and switches for the commercial, military and general aviation market segments.

      The fluid processing market includes the Poroplus(R) Sand Control Screen for the oil and gas market, and porous metal media filters for the Chemical Processing Pharmaceutical market segment.

      The Industrial market consists of a recently introduced hydraulic filter line for the Industrial and Mobil Equipment markets, and a spin-on fuel and lube product line for the Marine market. An array of specialty filter products are designed and sold for OEM and end-user customers in the utilities, paper and general industrial markets.

Facet International

      Facet International designs, manufactures and distributes filters, oil and water separators, refueling, filtration, anti-pollution and water recycling systems, and bilge separators, for all types of liquids, gases, or liquid gases. The Company supplies a variety of customers in the aviation fuel handling, marine, refining, power generation, petrochemical, mobile equipment and military markets. Many of its products help protect the environment, reducing contamination and making it possible to recover and reuse valuable industrial resources.

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

      During fiscal 1999, Facet acquired Cosema International, located in Torino, Italy. Cosema, with annual sales of $10.6 million, markets coolant filtration and swarf (metal-turnings) handling systems directly to end-users and manufacturers of machine tools. The addition of Cosema expands Facet's industrial filtration lines, as well as provides its customers clear solutions to a host of filtration and separation problems.

Purolator Products Air Filtration Company (PPAFC)

      Through PPAFC, Mark IV Industrial manufactures and distributes a broad range of heating, ventilation and air conditioning (HVAC) filters and filtration products for residential, commercial and industrial uses. Sold under the brand names Purolator(R) Facet(R) and Purolator Filtration Systems, these filter products range from basic efficiency panel filters used in homes, to medium and high efficiency products or equipment used in office buildings, hospitals, manufacturing facilities and new construction projects.

      New EPA Method 319 regulations for paint emissions led to the development of two new filtration systems for paint spray booth applications. This spurred sales of Purolator's Mark 80-D pleated filter and Prebond Pad products which meet EPA Method 319 filtration requirements. As industry becomes more technologically advanced, the demand for Purolator's High Efficiency Particulate Air (HEPA) filter and equipment to the cleanroom market is expected to increase. Fiscal 1999 brought the introduction of Purolator's ASHRAE V-cell and Ducted Ceiling Modules. Both are used in the strict environments of telecommunications, semiconductors, and pharmaceutical testing. Purolator also expanded its ULTRA-cell(R) line of HEPAs, offering more capacities and construction options for the most sensitive applications.

Transportation and Other

Transportation

      The Company's Transportation Group includes Luminator Aircraft, Luminator Mass Transit, F-P Electronics and Mark IV IVHS in North America, with LLE and SLE in Europe. Transportation products include rail and bus destination signs, electronic toll equipment, rail car lighting, automatic vehicle location systems and information display components, as well as lighting and passenger service units for commercial aircraft. These products are sold to bus, rail, aircraft OEM and aftermarket, transit and transportation authorities and industrial manufacturers.

Electronic Toll Markets

      Since its inception five years ago, Mark IV IVHS has now shipped 4.5 million electronic toll transponders. Mark IV transponders are used in toll road systems collecting over $3.0 billion in annual revenue. With the addition of the Massachusetts Turnpike Authority, E-ZPass has grown to twelve transportation authorities in New York, New Jersey, Pennsylvania, Delaware, Maryland and Massachusetts. Now that the E-Pass system is maturing in New York State, installation is underway in New Jersey, Delaware and Massachusetts, and Pennsylvania soon after. At completion, E-ZPass will stretch from Baltimore to Buffalo. It will be the largest electronic toll road system in the world.

      Another contract was awarded to Mark IV IVHS by the State of Illinois. The first phase of I-Pass(R) operated by ISHTA, the major toll road authority, has been implemented in fiscal 1999, including a new feature - express lanes. The Company's equipment has been demonstrated to operate successfully at highway speeds on Highway 407 in Toronto, as that highway is an open road with no toll plazas.

      In Orlando, Florida, the Company's first major customer for electronic toll collection, Osceola County, continues to expand with the large tourist traffic to the Disney site. Express lanes will be part of a new toll plaza design along SR429 separating E-Pass(TM) and cash toll lanes. Express lanes will allow E-Pass customers to pass through plazas safely up to the posted speed levels for the highway.

Information Display Market

      Mark IV is a leading supplier in both Europe and North America of bus and rail destination signs. In the United States, Congress has approved the Transportation Equity Act for the 21st Century (TEA 21), which replaces the landmark ISTEA Reauthorization Act for fiscal years 1998-2003. TEA 21 constitutes the funding authorized to the Department of Transportation for mass transit and highway programs for the next four years. What makes the reauthorization unique is it includes unprecedented provisions designed to guarantee funding for transit programs at significant levels through fiscal year 2003. TEA 21's transit program authorized $41 billion with a guaranteed funding level of $36 billion, representing at least a 50% increase and - if fully funded - as much as a 70% increase over appropriated funding in the preceding six years of ISTEA. TEA 21 is expected to generate many opportunities for Luminator, IVHS, and F-P Electronics.

      In early 1999, F-P Electronics introduced the Ultra line, a hybrid LED magnetic disc display. The Ultra product is assembled in destination signs by Luminator Mass Transit, LLE and SLE. The low weight and thin profile offer significant maintenance and fuel saving advantages to a transit authority over the operating life of the bus or rail car.

Mass Transit Products

The Luminator Mass Transit Bus Products Unit introduced MAX 3000(TM) with Ultra Display in January 1999. MAX 3000 is the sequel to MEGA MAX(TM) (2000), which was introduced in 1996. MAX 3000 is lighter, slimmer and easier to maintain since there are fewer parts. The New York City Transit Authority (among others), is installing MAX 3000 on hundreds of new buses they are putting into service in fiscal 2000. In addition to the advancements made to the sign, the Operator Display Keyboard (ODK - the sign's control console), now contains the system processor board and a plug-in port for a flash card. Using the plug-in card method to download message listings dramatically reduces the process from minutes to seconds.

      Another new product that will be introduced during fiscal 2000, that will significantly impact visually impaired riders, is the Talking Sign. Luminator's destination signs on a bus or train will house a transmitter. The visually impaired person will have a hand held receiver. When the receiver is pointed at the vehicle, the person will receive an audible message advising the destination of the bus or train. The Talking Sign will be a great asset to visually impaired people, enabling them to use public transit with more confidence and independence.

Lighting Products Market

      The Rail Products business unit is looking forward to the inauguration of Amtrak's high speed service in December 1999, between Washington D.C. and Boston. As Luminator is the major lighting supplier for the high-speed trains, it will be an outstanding showcase for its products. Lights were specifically designed to complement the fashionable interiors of the sleek high-speed trains. Another high profile exposure for Luminator will be on New York City's new subway trains, the R142/R142A, which will commence service in the latter part of fiscal 2000.

      Luminator is expanding its lighting products scope of sales by selling directly to interior design companies in addition to the car builders. Luminator will also be selling its sign systems to communication system suppliers and system integrators.

Aircraft Products Markets

      Luminator Aircraft Products has begun delivery of Passenger Service Units (PSU) and several other interior lighting products for the Boeing B-717 commercial airliner, scheduled to enter service in mid 1999. This is part of a joint business venture between Luminator and Drager Aerospace of Germany, Fischer Aerospace of Austria, and Boeing's Douglas Products Division. Aftermarket support of the Company's existing products, along with seat marker light retrofit programs at several major airlines, continues to be a significant part of the business.

Manufacturing Update

      Luminator Mass Transit has undergone a major revamping of its plant as part of an ongoing program to improve productivity without compromising the quality standards expected by its customers. The layout of the production floor, stock acquisition process, and implementation of Design for Manufacturability (DFM) processes have made tremendous inroads, improving productivity and the work environment, and reducing manufacturing costs. New products are being designed utilizing DFM methods and existing products are being redesigned incorporating elements of DFM wherever possible. Luminator's premier sign, MAX 3000, was the first product resulting from the successful implementation of the DFM methods.

      In addition, LLE has moved into a new facility in Rastatt, Germany with expanded manufacturing capabilities. This new facility will manufacture bus and rail destination signs for both LLE and SLE, as well as other display products.


Other Industrial Products

      Included in this sector of the Industrial Business Segment are the Company's Protective Closures' and NRD business units. Protective Closures is made up of its Caplugs Division, which manufactures plastic, metal, and vinyl caps, plugs, edge liners and protective netting sold to a broad base of industrial and automotive OEM customers; and the Mokon Division, which produces circulating oil and water temperature control systems. NRD is a leading supplier of ionization elements used in smoke detectors, and also manufactures self-energized, luminous exit signs, and static control devices used mainly in the electronics and printing industries.


Outlook

      Certain depressed market and geographic conditions negatively affected Mark IV Industrial's revenue opportunities throughout fiscal 1999. Such conditions are believed to be temporary in nature. Mark IV Industrial expects to achieve growth in the coming decade by focusing on research and development programs, and supplying new products to its targeted markets. Acquisitions and strategic alliances created through collaborative engineering with customers and specific product expertise, are also expected to provide additional areas of opportunity.

      In the global marketplace, demand is increasing for the systems and components that Mark IV Industrial is strategically positioned to provide. By focusing on specific market segments where it has leadership positions, and expanding its product offerings within these areas, as well as in the geographic regions in which it participates, it expects to continue to generate new growth opportunities.

      Mark IV Industrial is committed to satisfying the needs of its customers by continuing to design, manufacture and distribute its products in an efficient and cost effective manner. In addition, it is committed to expanding its product offerings--through product line extensions, acquisitions and/or joint ventures--in order to expand its array of power transmission and fluid management, transportation systems and components and specialty filtration products and systems.

Marketing and Competition

      Mark IV's products are marketed primarily in the United States and Europe, and to a lesser extent in Canada, Latin America and the Far East. The Company uses its own sales engineers and other sales personnel, independent distributors and sales representatives to market its products.

      A majority of the Company's products have a significant and in many instances a leading market share in their respective markets. Most of the markets for the Company's products are characterized by a limited number of competitors; however, competition in certain of those markets is intense.
Some of the Company's competitors are substantially larger than Mark IV and have greater financial resources. The Company competes on the basis of price, quality, technical innovation and its ability to fill orders promptly, with the relative importance of each factor depending on the market for the particular product.

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

Research and Development

      The Company is engaged in ongoing research and development in connection with new and existing products and systems. Research and development expenditures are expensed as incurred, and amounted to $53.3 million; $47.4 million and $39.9 million for the Company's continuing operations in fiscal 1999, 1998 and 1997, respectively. It is anticipated that such costs will increase as a percentage of sales in fiscal 2000 as a result of a number of new product and systems initiatives which the Company is pursuing.

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

Employees

      The Company currently employs approximately 17,000 persons, of whom approximately 13,000 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. The Company currently has approximately 2,100 North American production employees that are covered by 9 collective bargaining agreements which expire at various times through the year 2004. The Company believes its relationship with its employees is good.


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

                                                   Approximate Floor Space
                                                ---------------------------
                                               (In Thousands of Square Feet)
                                               Owned       Leased      Total
                                               -----       ------      -----
Corporate Office                                 -          32,400     32,400
Industrial     (1)                            4,249,400    645,300  4,894,700
Automotive     (2)                            3,342,200    398,100  3,740,300

(1)   Consisting of the following forty-one facilities:
      North American facilities (approximately 4,066,900 square feet):
      Springfield, MO; Fort Scott, KS; Alliance, NE; Eldora, IA; McCook, NE; Davenport, IA (2); Bucyrus, OH; Buffalo, NY; Elmira, NY; Vero Beach, FL; Stillwell, OK; Tulsa, OK; Henderson, NC; Kenly, NC; Sacramento, CA; Newark, NJ; Greensboro, NC; Mexico City, Mexico; Plano, TX; Mississauga, Ontario, Canada (2); Cobourg, Ontario, Canada; Grand Island, NY; Costa Mesa, CA; Manitowoc, WI (2); Barrie, Ontario, Canada; Red Wing, MN and El Paso, TX.

      International Facilities (approximately 827,800 square feet):
      Halesowen, U.K.; Torino, Italy (2); Barcelona, Spain; Treforest, Wales, UK; Lacoruna, Spain; Rastatt, Germany; Pinneberg, Germany; Nice, France; Perth, Australia; Sydney, Australia; and Adelaide, Australia.

(2)   Consisting of the following thirty-four facilities:
      North American facilities (approximately 1,666,700 square feet):
      Walterboro, SC; Williston, SC; Ocala, FL; Ft. Worth, TX; Springdale, AR; Weston, Ontario, Canada; Easley, SC; Lexington, TN; Tulsa, OK; Mississauga, Ontario, Canada; Detroit, MI and Big Rapids, MI.

      International facilities (approximately 2,073,600 square feet): Torino, Italy (2); Baudour, Belgium; Chieti, Italy; Manopello, Italy; Varberg, Sweden; Ulricehamn, Sweden; Blidsberg, Sweden: Valperga, Italy; Follonica, Italy; Melbourne, Australia; Juatuba, Brazil; Sao Paulo, Brazil; Cordoba, Argentina; Orbey, France; Fraize, France; Chateauroux, France; Scarperio, Italy; Reggio Emilia, Italy; Rieti, Itally; Villefranche Sor Saone, France; Valdobbiadene, Italy.

      The Company also owns or leases various small production facilities, sales offices, distribution and research centers which are not included in the above list of properties.

      The Company believes that its existing facilities have sufficient capacity to meet its anticipated needs in each of its industry segments for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
--------------------------------------------------------------------------
          MATTERS
          -------

      The Company's Common Stock is listed on the New York Stock Exchange (Symbol: IV). The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by the New York Stock Exchange.

                                 Fiscal 1999                   Fiscal 1998
                               ----------------             ----------------
                               Low         High             Low         High
                               ---         ----             ---         ----
   1st Quarter                $20.438     $24.063         $22.143    $25.000
   2nd Quarter                $14.188     $22.000         $23.250    $25.438
   3rd Quarter                $13.250     $16.875         $22.000    $28.000
   4th Quarter                $12.688     $16.875         $20.250    $23.500


      As of February 28, 1999, the approximate number of holders of record of the Company's Common Stock was 1,900.

      The Company declared total cash dividends of $.21 and $.17 per share during fiscal 1999 and 1998, respectively.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                            FIVE YEAR SUMMARY OF OPERATIONS
                     (Amounts in thousands, except per share data)

                                  Fiscal Year Ended the Last Day of February,
                            ------------------------------------------------------
                            1999        1998(a)     1997(a)     1996(a)      1995(a)
                           ------      --------    --------     ------       -------

Income Statement Data:
 Net sales from
  continuing operations  $1,948,600  $1,844,300  $1,717,900  $1,422,500   $1,168,300
                         ==========  ==========  ==========  ==========   ==========

 Operating income (b)    $  196,200  $  207,900  $  191,000  $  156,300   $  124,500
                         ==========  ==========  ==========  ==========   ==========

 Repositioning and
  restructuring charges  $   63,800  $     -     $  112,500  $     -      $     -
                         ==========  ==========  ==========  ==========   ==========

 Interest expense        $   53,900  $   49,700  $   45,800  $   42,500   $   42,500
                         ==========  ==========  ==========  ==========   ==========

 Income from continuing
   operations (c):
   Before repositioning
    and restructuring
    charges              $   91,100   $  97,800   $  88,600   $  69,400   $   50,500
   Repositioning and
    restructuring charges   (38,700)       -        (67,500)       -            -
                         ----------   ---------   ---------   ---------   ----------
      Total continuing       52,400      97,800      21,100      69,400       50,500
                         ----------   ---------   ---------   ---------   ----------
 Income from discontinued
   operations (c):
   Before divestitures        4,100      11,400      17,500      23,000       17,400
   Gain (loss) on
    divestitures             (6,300)       -         17,500        -            -
                         ----------   ---------   ---------   ---------   ----------
      Total discontinued     (2,200)     11,400      35,000      23,000       17,400
                         ----------   ---------   ---------   ---------   ----------
 Extraordinary loss (c)      (2,600)    (10,600)       -           -          (1,100)
                         ----------   ---------   ---------   ---------   ----------
     NET INCOME          $   47,600   $  98,600   $  56,100   $  92,400   $   66,800
                         ==========   =========   =========   =========   ==========

 Basic earnings per share:
  Continuing operations:
   Before repositioning
    and restructuring
    charges               $    1.60   $    1.52    $    1.34   $   1.05    $     .94
   Repositioning and
    restructuring charges      (.68)        -          (1.02)       -            -
                          ---------   ---------    ---------   --------    ---------
      Total continuing          .92        1.52          .32       1.05          .94
                          ---------   ---------    ---------   --------    ---------
  Discontinued operations:
    Before divestitures         .07         .18          .26        .35          .33
    Gain (loss) on
     divestitures              (.11)        -            .26        -            -
                          ---------   ---------    ---------   --------    ---------
      Total discontinued       (.04)        .18          .52        .35          .33
                          ---------   ---------    ---------   --------    ---------
  Extraordinary loss           (.04)       (.16)         -          -           (.02)
                          ---------   ---------    ---------   --------    ---------
      NET INCOME          $     .84   $    1.54    $     .84   $   1.40    $    1.25
                          =========   =========    =========   ========    =========



                                 Fiscal Year Ended the Last Day of February,
                            --------------------------------------------------------
                            1999        1998(a)     1997(a)     1996(a)      1995(a)
                            ----        ------      ------      -------      ------


 Diluted earnings per share:
  Continuing operations:
   Before repositioning
    and restructuring
    charges                 $   1.51  $    1.49    $   1.33   $   1.04    $    .89
   Repositioning and
    restructuring charges       (.59)       -         (1.01)       -           -
                            --------  ---------    --------   --------     -------
      Total continuing           .92       1.49         .32       1.04         .89
                            --------  ---------    --------   --------     -------
  Discontinued operations:
    Before divestitures          .06        .17         .26        .35         .28
    Gain (loss) on
     divestitures               (.09)       -           .26        -           -
                            --------  ---------    --------   --------     -------
      Total discontinued        (.03)       .17         .52        .35         .28
                            --------  ---------    --------   --------     -------
  Extraordinary items           (.04)      (.16)        -          -          (.02)
                            --------  ---------    --------   --------     -------
      NET INCOME            $    .85   $   1.50    $    .84   $   1.39     $  1.15
                            ========  =========    ========   ========     =======

 Cash dividends paid
  per share                 $    .21   $    .17    $    .14   $    .11     $   .10
                            ========  =========    ========   ========     =======

 Weighted average number of
  shares outstanding:
    Basic                     56,900     64,100      66,300     66,200      53,600
    Diluted                   65,500     67,400      66,700     66,600      60,700


                                       As of the Last Day of February,

                             1999       1998        1997        1996       1995

 Balance Sheet Data:

  Working capital        $  490,600 $  458,400  $  364,600 $  404,900   $  379,700

  Total assets           $2,079,700 $2,420,500  $1,974,600 $2,013,100   $1,846,400

  Long-term debt         $  797,500 $  793,900  $  528,500 $  642,500   $  610,700

  Stockholders' equity   $  596,700 $  752,000  $  758,400 $  725,500   $  635,500



[FN]
____________________________
(a)  Restated to reflect discontinued operations.
(b) Income from continuing operations before repositioning and restructuring charges, interest expense and taxes.
(c)  Net of related tax effects.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------



Liquidity and Capital Resources

The Company's short-term capital needs are met by cash generated through operations, and supplemented by borrowings under various credit facilities to the extent required. During fiscal 1999, the Company's operating performance (income from continuing operations before repositioning charge and non-cash items, plus operating working capital changes) generated cash of $219.5 million, a 39% increase over the $157.8 million generated in fiscal 1998. The fiscal 1998 amount represents an increase of $51.5 million (48%) over the $106.3 million generated in fiscal 1997.

Excluding cash and current financial indebtedness, the Company's working capital investment was $422.7 million at February 28, 1999, a net decrease of $121.7 million (22%) in comparison to $544.4 million at February 28, 1998. The decrease is primarily attributable to the elimination of the working capital investment of divested operations of $92.5 million. The remaining $29.2 million decrease in the Company's working capital investment is attributable to the Company-wide emphasis on cash flow generation and maximizing the Company's return on assets employed. Management anticipates its working capital investment will be reduced further during fiscal 2000 as a result of the completion of its repositioning program and continuing positive effects of its emphasis on cash flow generation and return on assets employed. The working capital investment at February 28, 1998 represents an increase of $91.8 million (20%) in comparison to the total at February 28, 1997.

Capital expenditures related to continuing operations in fiscal 1999 were $77.3 million, which was lower than depreciation and amortization expense of $80.5 million for the year, and reflects a decrease of $59.1 million in comparison to the level of fiscal 1998's capital expenditures. The reduced level of expenditures relates primarily to the Company's return to more normal levels as the Company completed its restructuring plan and its European and South American expansion efforts. Capital expenditures related to continuing operations in fiscal 1998 were $136.4 million, which exceeded depreciation and amortization expense of $66.3 million for the year, and reflects an increase of $42.9 million over fiscal 1997's expenditures of $93.5 million. The increased level of expenditures in fiscal 1998 and 1997 relate primarily to the Company's restructuring efforts, and secondarily to new facilities and equipment required to support new products and markets, including increased business opportunities in Europe and South America. Management anticipates the Company's capital expenditure requirements will continue at the current levels in fiscal 2000.

Cash provided by earnings in fiscal 1999 was sufficient to fund the Company's capital expenditure investments, as well as the cash requirements of its repositioning and restructuring efforts during the fiscal year. Management believes that cash generated from earnings will be more than sufficient to fund such needs for the foreseeable future. Management intends to utilize such excess, plus funds generated as a result of the Company's anticipated further reduction in its working capital investment, as well as its existing cash and short-term investments, to help fund the repurchase of its Common Stock, to make further debt reductions and/or to help fund future strategic acquisitions.

In addition to the activity identified above, other investment activities of the Company during the past few years include the following:

- In February 1999, as part of the Company's strategy to improve its return on assets employed, the Company sold its Automotive Filter Business for $276.0 million. The purchase price was paid in cash, less the assumption of approximately $6.4 million of debt, and is subject to adjustment based upon an audit of the closing balance sheet in accordance with provisions of the related purchase agreement. Near the end of fiscal 1999 the Company also sold several smaller stand-alone business units for net cash consideration of approximately $16.0 million.

- During the latter part of fiscal 1997, the Company began to realign and refocus its operations, including the closure of certain facilities and the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. In that regard, the Company recognized a restructuring charge of $112.5 million in fiscal 1997 (including $60.7 million of non-cash charges). During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan. As a result of these activities, the Company recognized a repositioning charge in fiscal 1999 in the amount of $66.0 million, with $63.8 million related to continuing operations, and the balance related to discontinued operations. Approximately $25.0 million of the charge relates to non-cash items, including $12.1 million related to inventory, and the balance related primarily to the impairment of the value of certain fixed assets. As of February 28, 1999, approximately $28.0 million of these charges remain to be expended, the substantial part of which will be expended over the next 18 months.

- In May 1998, the Company announced the completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.00 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased and retired during fiscal 1999 at an average cost of $21.00 per share, or approximately $80.4 million. Upon completion of that program, the Board of directors approved the purchase of an additional ten million shares. Through February 28, 1999 the Company acquired and retired approximately 5.7 million shares under the May 1998 program at an average cost of $17.17 per share, or a total cost of approximately $97.8 million. Total purchases under both authorizations in fiscal 1999 were approximately 9.5 million shares at an average cost of $18.71 per share, or a total cost of approximately $178.2 million. Subsequent to February 28, 1999, the Company acquired and retired the remaining 4.3 million shares remaining under the May 1998 program at an average cost of $15.75 per share, or a total cost of approximately $67.7 million. The ten million shares acquired under the May 1998 program were acquired at an average cost of $16.55 per share, or a total cost of approximately $165.5 million. Upon completion of the May 1998 program in May 1999, the Company's Board of directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open market, or through privately negotiated transactions, at prices which the Company considers to be attractive.

- In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A., an Italian-based manufacturer of small gasoline and diesel engines for $148 million, consisting of $42 million in cash and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 horsepower) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. It also exports its products to North America, Africa, Latin America and Asia. Lombardini will be managed as a part of the Company's Automotive Business Segment.

- During fiscal 1998, the Company acquired the net assets of LPI Systemes Moteurs S.A. (LPI) for a net cash purchase price of approximately $60 million. LPI, based in France, manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection molding, welding and blow molding technologies. LPI is included in the Company's Automotive Business Segment. The Company also made a number of smaller acquisitions in Europe and Australia during fiscal 1998 for a total cost of approximately $30 million.

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

The Company's long-term capital needs are met by cash generated from earnings, bank financing, and public debt and equity offerings. Recent long-term financing activities include the following:

- The Company used a portion of the net proceeds from the divestitures completed near the end of fiscal 1999 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines which were primarily used to fund the Company's stock repurchase program during fiscal 1999. The excess proceeds were invested in short-term bank deposits and money market instruments, and will ultimately be used to help fund future debt reductions, common stock repurchases and/or strategic acquisitions.

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

- The Company used a portion of the net proceeds from the divestiture transactions completed during fiscal 1997 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). During fiscal 1998, $184.9 million of the 8-3/4% Notes were acquired in open-market purchases and the remaining $73.1 million of the 8-3/4% Notes were called and redeemed on April 2, 1998.

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

As of February 28, 1999, the Company had borrowing availability under its Credit Agreement of $500 million and availability under its various other domestic and foreign demand lines of credit of approximately $225 million.

Foreign Currency

The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company's sales from foreign locations and exports are significant; therefore, the Company does enter into foreign currency forward contracts from time-to-time as a hedge for certain existing or anticipated business transactions denominated in various foreign currencies. The maximum notional amount of foreign currency forward contracts outstanding at any one time during fiscal 1999 was not significant.

Results of Operations

The Company classifies its operations into the following two business segments:

      (i) Automotive, which includes the design, manufacture and distribution of power transmission, fuel and fluid handling and air-intake systems and components for the global automotive aftermarket and OEM (original equipment manufacturers) market; and

      (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide, transportation, specialty filtration and other products.

The results of operations of LPI, Imperial Eastman and the smaller acquisitions made during the periods, have been included in the Company's results of operations from their respective dates of acquisition.

The following discussion of the Company's results of operations is based on the table below, which presents the Company's results of operations separate from the Company's repositioning and restructuring charges and segregates the results related to the Company's discontinued operations from the results of the Company's continuing operations for all periods presented (dollars in thousands):


                                                 Years Ended The Last Day of February
                                                 ------------------------------------
                                                   1999          1998          1997
                                                   ----          ----          ----
                                                                   (As Restated)

Net sales from continuing operations             $1,948,600   $1,844,300    $1,717,900
                                                 ----------   ----------    ----------
Operating costs:
  Cost of products sold (before restructuring
   and repositioning charges)                     1,312,900    1,225,000     1,147,700
  Selling and administration                        305,700      297,700       281,100
  Research and development                           53,300       47,400        39,900
  Depreciation and amortization                      80,500       66,300        58,200
                                                  ---------    ---------     ---------
     Total operating costs                        1,752,400    1,636,400     1,526,900
                                                  ---------    ---------     ---------
    Operating income                                196,200      207,900       191,000
Interest expense                                     53,900       49,700        45,800
                                                  ---------    ---------     ---------
  Income from continuing operations,
   before provision for taxes                       142,300      158,200       145,200
Provision for taxes                                  51,200       60,400        56,600
                                                  ---------    ---------     ---------
  Income from continuing operations, before
   repositioning and restructuring charges           91,100       97,800        88,600
Repositioning and restructuring charges,
 net of taxes (represents pretax charges of
 $63.8 million and $112.5 million in
 1999 and 1997, respectively)                       (38,700)       -           (67,500)
                                                  ---------    ---------     ---------
  Income from continuing operations                  52,400       97,800        21,100
                                                  ---------    ---------     ---------
Income from discontinued operations:
  Income from operations, net of taxes                4,100       11,400        17,500
  Gain (loss) on divestitures, net of taxes          (6,300)        -           17,500
                                                  ---------    ---------     ---------
    Income (loss) from discontinued operations       (2,200)      11,400        35,000
                                                  ---------    ---------     ---------
Extraordinary loss from early extinguishment
 of debt, net of tax benefits                        (2,600)     (10,600)         -
                                                  ---------    ---------     ---------
     NET INCOME                                  $   47,600   $   98,600    $   56,100
                                                 ==========   ==========    ==========



On a consolidated basis, net sales from continuing operations increased $104.3 million (6%) in fiscal 1999 in comparison to fiscal 1998. The increase was primarily attributable to the Automotive Segment's internal sales growth and the inclusion of the results of operations of LPI and several smaller acquisitions made in fiscal 1999 and the latter half of fiscal 1998.

In the Company's Automotive Segment, net sales in fiscal 1999 increased $96.9 million (11%) in comparison to fiscal 1998. Internal sales growth, after adjusting for the LPI and smaller acquisitions, was $56.8 million (6%). The internal growth was lead by the Segment's OEM/OES Sector, which increased approximately $52.2 million (7%) in fiscal 1999 in comparison to fiscal 1998. OEM/OES growth of 10% was driven primarily by the International markets, with a slower rate of growth of 2.4% in the U.S. The U.S. growth was somewhat hampered by the GM strike which occurred earlier in the fiscal year. In the Aftermarket Sector, internal sales growth was $4.6 million (2%) in fiscal 1999 in comparison to fiscal 1998. The internal growth in this Sector was led by growth in the U.S., which offset a slight decline in the International aftermarket.

In the Industrial Segment, net sales in fiscal 1999 increased $7.4 million (1%) in comparison to fiscal 1998. Internal sales, after adjusting for smaller acquisitions in the Power Transmission and Fluid Transfer Sector, experienced a reduction amounting to $29.3 million (5%) for fiscal 1999 in comparison to fiscal 1998. Such reduction was primarily attributable to a significant decline in the global agricultural equipment markets in the last half of the fiscal year, along with weak petroleum and petrochemical markets experienced throughout the year. These reductions were offset by record sales in the Segment's Transportation Sector, which increased 6% over comparable fiscal 1998. The Segment's Specialty Filter Sector also contributed to the increase, with internal sales growth of approximately 3% in fiscal 1999 as compared to fiscal 1998.

In fiscal 1998, consolidated net sales from continuing operations increased $126.4 million (7%) in comparison to fiscal 1997. Such sales were negatively effected by approximately $60.0 million as a result of unfavorable foreign currency exchange rate movements during fiscal 1998. If exchange rates in fiscal 1998 had remained consistent with the rates in effect in fiscal 1997, net sales from continuing operations in fiscal 1998 would have increased approximately 11% in comparison to fiscal 1997. The increase in fiscal 1998's sales was primarily attributable to internal growth, and to a lesser extent to the inclusion of the results of operations of LPI and several smaller acquisitions from their respective dates of acquisition.

In the Company's Automotive Segment, net sales in fiscal 1998 increased $107.1 million (14%) in comparison to fiscal 1997. Internal sales growth in fiscal 1998, was approximately 6% in comparison to fiscal 1997. Such growth was primarily generated by the Segment's Automotive OEM Sector, with OEM growth in the U.S. leading the way. The negative movements in foreign currency exchange rates during fiscal 1998 related primarily to the Automotive Segment's OEM business. In the Aftermarket Sector, internal sales decreased nominally in fiscal 1998 in comparison to fiscal 1997.

In the Company's Industrial Segment, net sales in fiscal 1998 increased $19.3 million (2%) in comparison to fiscal 1997. Internal sales growth in fiscal 1998 was approximately 2% in comparison to fiscal 1997. This increase was led by the Segment's Power Transmission and Fluid Transfer, and Transportation Sectors in the U.S. The Industrial Segment's Power Transmission and Fluid Transfer operations outside of the U.S. remained relatively flat, year over year.

Cost of products sold as a percentage of consolidated net sales were 67.4%, 66.4%, and 66.8% in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 is primarily attributable to the effects in the first half of fiscal 1999 of duplicative costs and inefficiencies incurred due to additional time required to complete the Company's restructuring program. The Company also experienced a negative effect on earnings from the General Motors strike during fiscal 1999. The Company began to experience improved margins in the latter half of fiscal 1999, upon the substantial completion of its restructuring plan.

Selling and administration costs as a percentage of consolidated net sales were 15.7%, 16.1% and 16.4% in fiscal 1999, 1998 and 1997, respectively. The reduced level of costs reflects operating efficiencies achieved from the integration of the operations acquired and the reorganization of the Company's business segments. The lower level of costs also indicates the benefits of the Company's continued emphasis on cost control.

Research and development costs increased by $5.9 million (12%) in fiscal 1999 in comparison to fiscal 1998, which in turn increased by $7.5 million (19%) in comparison to fiscal 1997. As a percentage of consolidated net sales, such costs were approximately 2.7%, 2.6% and 2.3% in fiscal 1999, 1998 and 1997, respectively. This increased level of investment reflects the Company's continuing emphasis on new product development, resulting from a number of new product and systems initiatives which the Company is pursuing, as well as the introduction of new technology to the North American Automotive OEM market from acquisitions in Europe.

Depreciation and amortization expense increased by $14.2 million (21%) in fiscal 1999 in comparison to fiscal 1998, which in turn increased by $8.1 million (14%) in comparison to fiscal 1997. The increases are attributable to increased levels of capital equipment expenditures in fiscal 1998 and 1997 to support the Company's restructuring efforts, as well as new facilities and equipment required to support new products and markets and increased business opportunities in Europe and South America. To a lesser extent, additional goodwill amortization related to acquisitions in the latter part of fiscal 1998, also contributed to the increase.

The above mentioned items resulted in the following operating income from continuing operations (before the repositioning and restructuring charge) for each of the fiscal years presented (dollars in millions):

                             1999                1998              1997
                       ----------------    ---------------    --------------
                                 % Of                % Of               % Of
                                Related            Related            Related
                       Amount    Sales     Amount   Sales     Amount   Sales
                       ------   -------    ------  -------    ------  -------
OPERATING INCOME

Automotive             $101.0    10.2%     $104.1   11.6%      $ 91.8  11.7%
Industrial              109.5    11.4%      119.6   12.6%       118.6  12.7%
                       ------              ------              ------
Total operating
 income before
 corporate expenses     210.5    10.8%      223.7   12.1%       210.4  12.2%

Corporate expenses      (14.3)   (0.7)%     (15.8)  (0.8)%      (19.4) (1.1)%
                       ------    -----     ------   -----      ------  -----
Operating income       $196.2    10.1%     $207.9   11.3%      $191.0  11.1%
                       ======    =====     ======   =====      ======  =====

The $63.8 repositioning charge in fiscal 1999 relates to the Company's decision to reposition its Automotive Aftermarket business, and make certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. The effect of this charge, after taxes, reduced income from continuing operations by $38.7 million, or $.59 per diluted share of Common Stock.

The $112.5 million restructuring charge recognized in fiscal 1997 relates to the Company's decision to realign and refocus its operations. The effect of this charge, after taxes, reduced income from continuing operations by $67.5 million, or $1.01 per diluted share of Common Stock.

Interest expense in fiscal 1999 increased $4.2 million (8%) over fiscal 1998, which in turn increased $3.9 million (9%) over fiscal 1997. The increase is primarily due to borrowings incurred to finance the Company's stock repurchase program and the acquisition of LPI and several smaller acquisitions in fiscal 1999 and the latter part of fiscal 1998. This increase was partially offset by the benefits of proceeds from asset divestitures and reduced rates on the Company's domestic debt, primarily related to the issuance of the 7-1/2% and 4-3/4% Notes in the latter part of fiscal 1998 to refinance higher rate debt. The increase in fiscal 1998 is primarily the result of increased borrowings required to finance the Imperial Eastman and other smaller acquisitions. Interest expense also reflects the benefits of amounts allocated to discontinued operations, which amounted to $13.1 million, $11.9 million and $13.2 million in fiscal 1999, 1998 and 1997, respectively.

The effective tax rate as a percentage of pre-tax accounting income for fiscal 1999 reflects an expense of 36.0%, compared to an expense of approximately 38.2% and 39.0% in fiscal 1998 and 1997, respectively. The decrease in the effective tax rate in fiscal 1999 as compared to fiscal 1998 and 1997 is primarily the result of a more favorable mix of foreign income, as well as the benefits of certain tax planning strategies.

The Company's income from continuing operations in fiscal 1999, 1998 and 1997 was made up of the following elements (dollars in thousands, except per share amounts):
                                                     1999     1998    1997
                                                     ----     ----    ----
     Elements of the Company's income from
     continuing operations:
       Before repositioning/restructuring charges  $ 91,100  $97,800 $ 88,600
       Repositioning/restructuring charges          (38,700)    -     (67,500)
                                                   --------  ------- --------
         Income from continuing operations         $ 52,400  $97,800 $ 21,100
                                                   ========  ======= ========
     Diluted income per share from
     continuing operations:
       Before repositioning/restructuring charges  $   1.51  $  1.49 $   1.33
       Repositioning/restructuring charges             (.59)     -      (1.01)
                                                   --------  ------- --------
          Income from continuing operations        $    .92  $  1.49 $    .32
                                                   ========  ======= ========

Income from continuing operations in fiscal 1999 (before the repositioning charge) decreased $6.7 million (7%) over the comparable amount for fiscal 1998, which in turn increased $9.2 million (10%) over fiscal 1997 (before the restructuring charge). On a diluted per share basis, such amount for fiscal 1999 represents an increase of $.02 (1%) over the comparable amount for fiscal 1998, which in turn increased $.16 (12%) over fiscal 1997. The diluted per share increase in fiscal 1999 is a result of reduced weighted average shares outstanding as a result of the Company's stock repurchase program, which more than offset the effect of the decrease in income from continuing operations.

Impact of Inflation

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

For its Information Technology exposures, the Company is approximately 98% complete on the remediation phase for all of its significant systems, and estimates that it will complete software reprogramming and/or replacement by the end of the first quarter of fiscal 2000. To date, the Company has completed approximately 95% of its testing and has implemented approximately 90% of the required remediation for such systems. The testing and implementation phases are targeted to be substantially completed during the second quarter of fiscal 2000.

The remediation of Operating Equipment is approximately 90% complete,and the Company is targeting substantial completion of its related remediation efforts by the end of the first quarter of fiscal 2000. Testing and implementation of the affected equipment is also targeted to be substantially completed during the second quarter of fiscal 2000.

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

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company's total cost to address the Year 2000 Issue is estimated at $9.3 million and is being funded through operating cash flow. The elements of such costs are as follows (amounts in thousands):

                                          Incurred
                                          Through     Costs Yet     Total
                                        February 28,    To Be     Estimated
                                            1999      Incurred       Cost
                                        -----------   --------    ---------
      Capital expenditures related to
       new systems and equipment          $1,600       $1,500      $ 3,100
      Operating expenses related to
       modifications of existing
       systems and equipment               4,600        1,600        6,200
                                          ------       ------      -------
            Total costs                   $6,200       $3,100      $ 9,300
                                          ======       ======      =======

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

Euro Conversion

On January 1, 1999, the Euro became the common currency of eleven of the
fifteen member states of the European Union.   After the introduction of the
Euro, the national currencies will remain legal tender in the participating countries until mid-calendar-year 2002. During the dual currency phase, businesses must be capable of conducting commercial transactions in either the Euro or the national currency. After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company expects that all its facilities will be capable of complying with the Euro conversion timetable and with customer requirements for quoting and billing in Euro dollars. The Company's information technology systems are currently meeting the dual currency phase requirements, and it is anticipated that the final phase of the Euro conversion will not have a negative effect on the Company.

Forward-Looking Information

This Management's Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Future Factors that may affect the operations, performance and results of the Company's businesses include the following:

      a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
      b. the Company's ability to continue to control and reduce its costs of production;
      c. the level of consumer demand for new vehicles equipped with the Company's products;

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
                        Index to Financial Statements

                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 28, 1999                                          41

Consolidated Balance Sheets at February 28, 1999
 and 1998                                                                  42

Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 28, 1999                                                        43

Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 28, 1999                                                  44

Consolidated Statements of Comprehensive Income
 for each of the three fiscal years in the period
 ended February 28, 1999                                                   45

Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 28, 1999                                       46

Notes to Consolidated Financial Statements                                 47

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Mark IV Industries, Inc.





In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Mark IV Industries, Inc. and Subsidiaries (the "Company") as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP






Rochester, New York
March 22, 1999

                                 MARK IV INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                FEBRUARY 28, 1999 and 1998
                                  (Dollars in Thousands)



ASSETS                                             1999             1998
                                                   ----             ----

Current Assets:
  Cash and short-term investments               $  125,700       $  120,900
  Accounts receivable                              406,000          466,400
  Inventories                                      297,600          393,400
  Other current assets                             133,300          105,600
                                                ----------       ----------
      Total current assets                         962,600        1,086,300

Pension and other non-current assets               185,500          226,600
Property, plant and equipment, net                 562,300          668,400
Cost in excess of net assets acquired              369,300          439,200
                                                ----------       ----------
      TOTAL ASSETS                              $2,079,700       $2,420,500
                                                ==========       ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $   57,800       $  133,800
  8-3/4% Notes, called for redemption                 -              73,100
  Accounts payable                                 219,900          222,400
  Compensation related liabilities                  79,000           75,500
  Accrued interest                                  23,200           28,600
  Other current liabilities                         92,100           94,500
                                                ----------       ----------
      Total current liabilities                    472,000          627,900
                                                ----------       ----------
Long-Term Debt:
  Senior debt                                       24,700           21,400
  Subordinated debt                                772,800          772,500
                                                ----------       ----------
      Total long-term debt                         797,500          793,900
                                                ----------       ----------
Other non-current liabilities                      213,500          246,700
                                                ----------       ----------
Stockholders' Equity:
  Preferred stock - $.01 par value;
   Authorized 10 million shares;
   No issued shares                                   -               -
  Common stock - $.01 par value;
   Authorized 200 million shares;
   Issued 53.4 million shares in 1999 and
   62.9 million shares in 1998                         500              600
  Additional paid-in capital                       440,700          617,800
  Retained earnings                                203,300          167,100
  Foreign currency translation adjustment          (47,800)         (33,500)
                                                ----------       ----------
      Total stockholders' equity                   596,700          752,000
                                                ----------       ----------
      TOTAL LIABILITIES
       & STOCKHOLDERS' EQUITY                   $2,079,700       $2,420,500
                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.


                                 MARK IV INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1999, 1998 and 1997
                       (Amounts in Thousands, Except Per Share Data)





                                                    1999         1998          1997
                                                    ----         ----          ----
                                                                   (As Restated)

Net sales from continuing operations             $1,948,600   $1,844,300    $1,717,900
                                                 ----------   ----------    ----------
Operating costs:
  Cost of products sold (including $63.8
   million and $112.5 million related to
   repositioning and restructuring charges
   in 1999 and 1997, respectively)                1,376,700    1,225,000     1,260,200
  Selling and administration                        305,700      297,700       281,100
  Research and development                           53,300       47,400        39,900
  Depreciation and amortization                      80,500       66,300        58,200
                                                 ----------   ----------    ----------
     Total operating costs                        1,816,200    1,636,400     1,639,400
                                                 ----------   ----------    ----------
    Operating income                                132,400      207,900        78,500
Interest expense                                     53,900       49,700        45,800
                                                 ----------   ----------    ----------
  Income from continuing operations,
   before provision for taxes                        78,500      158,200        32,700
Provision for taxes                                  26,100       60,400        11,600
                                                 ----------   ----------    ----------
  Income from continuing operations                  52,400       97,800        21,100
                                                 ----------   ----------    ----------
Income from discontinued operations:
  Income from operations, net of taxes                4,100       11,400        17,500
  Gain (loss) on divestitures, net of taxes          (6,300)        -           17,500
                                                 ----------   ----------    ----------
    Income (loss) from discontinued operations       (2,200)      11,400        35,000
                                                 ----------   ----------    ----------
Extraordinary loss from early extinguishment
 of debt, net of tax benefits                        (2,600)     (10,600)         -
                                                 ----------   ----------    ----------
     NET INCOME                                  $   47,600   $   98,600    $   56,100
                                                 ==========   ==========    ==========
Net income per share of common stock:
  Basic:
   Income from continuing operations             $      .92   $     1.52    $      .32
   Income (loss) from discontinued operations          (.04)         .18           .52
   Extraordinary loss                                  (.04)        (.16)          -
                                                 ----------   ----------    ----------
     NET INCOME                                  $      .84   $     1.54    $      .84
                                                 ==========   ==========    ==========

  Diluted:
   Income from continuing operations             $      .92   $     1.49    $      .32
   Income (loss) from discontinued operations          (.03)         .17           .52
   Extraordinary loss                                  (.04)        (.16)          -
                                                 ----------   ----------    ----------
     NET INCOME                                  $      .85   $     1.50    $      .84
                                                 ==========   ==========    ==========

Weighted average number of shares outstanding:
  Basic                                              56,900       64,100        66,300
                                                 ==========   ==========    ==========
  Diluted                                            65,500       67,400        66,700
                                                 ==========   ==========    ==========




The accompanying notes are an integral part of these financial statements.



                                 MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1999, 1998 AND 1997
                       (Dollars in Thousands, Except Per Share Data)


                                                                         Foreign
                                                Additional               Currency
                                     Common      Paid-in    Retained   Translation
                                     Stock       Capital    Earnings    Adjustment
                                     ------     ---------   --------    ----------

Balance at February 29, 1996        $   600     $617,600    $109,700    $  (2,400)

  Net income for fiscal 1997                                  56,100
  Cash dividends of $.138 per share                           (9,100)
  Stock dividend of 5%                  100       77,300     (77,400)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,700)
                                    -------     --------     -------     --------
Balance at February 28, 1997            700      696,500      79,300      (18,100)

  Net income for fiscal 1998                                  98,600
  Cash dividends of $.17 per share                           (10,800)
  Purchase and retirement of
   3,474,420 shares of Common
   Stock (average cost of
   $23.14 per share)                   (100)     (80,300)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,400)
                                    -------     --------     -------      -------
Balance at February 28, 1998            600      617,800     167,100      (33,500)

  Net income for fiscal 1999                                  47,600
  Cash dividends of $.205 per share                          (11,400)
  Purchase and retirement of
   9,520,925 shares of Common
   Stock (average cost of
   $18.71 per share)                   (100)    (178,100)
  Restricted stock amortization                      700
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (14,300)
                                    -------     --------    --------     --------
Balance at February 28, 1999        $   500     $440,700    $203,300     $(47,800)
                                    =======     ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                                 MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1999, 1998 AND 1997
                                  (Dollars in Thousands)




                                             1999       1998       1997
                                           --------   --------   --------

Net income                                 $ 47,600   $ 98,600   $ 56,100

Balance sheet effect of foreign
 currency translation adjustments           (14,300)   (15,400)   (15,700)
                                           --------   --------   --------
Comprehensive net income                   $ 33,300   $ 83,200   $ 40,400
                                           ========   ========   ========









The accompanying notes are an integral part of these financial statements.


                                 MARK IV INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED THE LAST DAY OF FEBRUARY 1999, 1998 AND 1997
                                  (Dollars in Thousands)

                                                 1999        1998        1997
                                                 ----        -----       ----
                                                              (As Restated)
 Cash flows from operating activities:
  Income from continuing operations            $ 52,400    $ 97,800    $ 21,100
  Items not affecting cash:
   Depreciation and amortization                 80,500      66,300      58,200
   Deferred income taxes                         34,700      47,200      15,800
   Pension income, net of other items           (22,700)    (15,100)     (5,900)
   Repositioning and restructuring
    charges, net of tax                           5,800        -         36,400
  Changes in assets and liabilities, net
   of effects of acquired and
   divested businesses:
    Accounts receivable                          (5,800)    (39,300)    (37,500)
    Inventories                                  15,900     (10,100)    (33,800)
    Other assets                                   (500)     (5,400)    (20,000)
    Accounts payable and other liabilities      (24,300)    (53,400)      9,400
                                               --------    --------    --------
     Net cash provided by continuing
      operating activities                      136,000      88,000      43,700
  Net cash provided by
   discontinued operations                       18,600      22,400      17,200
  Extraordinary items before deferred charges    (3,300)    (11,700)       -
                                               --------    --------    --------
    Net cash provided by operating activities   151,300      98,700      60,900
                                               --------    --------    --------
Cash flows from investing activities:
  Acquisitions - continuing operations           (8,300)    (82,700)    (95,200)
  Acquisitions - discontinued operations           -         (7,500)       -
  Divestitures and asset sales                  271,900      36,700     276,600
  Purchase of plant and equipment, net:
    Continuing operations                       (77,300)   (134,500)    (90,700)
    Discontinued operations                      (3,500)    (19,000)    (20,200)
                                               --------    --------    --------
     Net cash provided by (used in)
      investing activities                      182,800    (207,000)     70,500
                                               --------    --------    --------
Cash flows from financing activities:
  Credit agreement borrowings, net                 -           -        (97,300)
  Issuance of subordinated debt, net of fees       -        515,400        -
  Retirement of subordinated debt               (73,100)   (184,900)       -
  Other changes in long-term debt, net           11,100       1,400     (16,700)
  Changes in short-term bank borrowings         (83,800)    (13,100)     (8,200)
  Common stock transactions                    (178,100)    (80,100)        300
  Cash dividends paid                           (11,400)    (10,800)     (9,100)
  Discontinued operations                         6,000        -           -
                                               --------   ---------    --------
     Net cash provided by (used in)
      financing activities                     (329,300)    227,900    (131,000)
                                               --------   ---------    --------
     Net increase in cash and
      short-term investments                      4,800     119,600         400
Cash and short-term investments:
  Beginning of the year                         120,900       1,300         900
                                               --------    --------    --------
  End of the year                              $125,700    $120,900    $  1,300
                                               ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and its Significant Accounting Policies

The Company

Mark IV Industries, Inc. and Subsidiaries (the Company) is a diversified manufacturer of proprietary and other products, with operations primarily in automotive and industrial power and fluid transfer businesses.

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

Cash and Short-term Investments

Short-term investments consist of temporary bank deposits and money market instruments with various financial institutions, and such items represent the substantial part of the cash and short-term investments as of February 28, 1999 and 1998. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $75.4 million, $58.0 million and $62.0 million in fiscal 1999, 1998 and 1997, respectively. The Company paid income taxes of approximately $33.9 million, $27.0 million and $26.0 million in fiscal 1999, 1998 and 1997, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its temporary excess cash and short-term investments in temporary bank deposits and high quality short-term money market instruments through several high credit quality financial institutions. The credit risk associated with trade receivables is minimal due to the Company's large customer base and ongoing control procedures which monitor the creditworthiness of customers. Historically, the Company has not experienced significant losses on trade receivables.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 standardized the accounting for derivative instruments by requiring them to be recognized as balance sheet assets or liabilities, measured at their fair market value. Certain criteria have been established by SFAS No. 133 to determine if a derivative is designated and qualifies as a hedge. Changes in the fair value of derivatives that do not meet hedge accounting criteria in SFAS No. 133 are required to be reported in earnings. SFAS No. 133 will be effective for the Company's fiscal year ending February 28, 2001. Management is in the process of assessing the impact of its SFAS No. 133 adoption; however, it anticipates the effect on its financial statements will not be significant.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Segment Reporting

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). The new Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach defines the Company's reportable business segments based upon the internal organization used by management for making operating decisions and assessing overall performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company. It also did not have a significant effect on the Company's disclosure of its segment information, as its segments had previously been presented consistent with the current management approach required by SFAS No. 131 (as identified in Note 13).

Earnings Per Share of Common Stock

The Company adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128) in the fourth quarter of fiscal 1998. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company.

Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding, adjusted for subsequent stock distributions. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 4-3/4% Convertible Subordinated Notes for the period outstanding since their issuance in October 1997.

Stock-Based Compensation

Companies are required to either recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has chosen not to recognize compensation expense for options granted under its Incentive Stock Option Plans, and the related pro forma information has been presented in Note 12 to these consolidated financial statements. Tax benefits received by the Company upon the exercise and subsequent sale of the options by its employees are recognized as an increase in additional paid-in capital as they occur.

Reclassifications

Certain reclassifications of 1998 and 1997 financial statements and related footnote amounts have been made to conform with the 1999 presentation.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Restructuring and Repositioning Charges

During the latter part of fiscal 1997, the Company began to realign and refocus its operations, including the closure of certain facilities and the termination of approximately 1,700 employees, with a net reduction of approximately 1,000 employee positions. The restructuring was substantially completed in fiscal 1999. In that regard, the Company recognized a restructuring charge of $112.5 million in fiscal 1997 (including $60.7 million of non-cash charges), and such amount has been included in cost of products sold in the accompanying consolidated statement of income. As of February 28, 1999, approximately $12.0 million of this charge remains to be expended, related primarily to the run-out of severance and lease commitments.


During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan, as discussed above. As a result of these developments, the Company recognized a charge in fiscal 1999 in the amount of $66.0 million, with $63.8 related to continuing operations, and the balance related to discontinued operations. The amount charged to continuing operations has been included in the cost of products sold, and is made up of the following elements (dollars in thousands):


                                                       Amounts      Balance
                                                     Expended or   Remaining
                                                       Adjusted        at
                                           Initial     During     February 28,
                                           Charge    Fiscal 1999      1999
                                           ------    -----------  -----------
    Continuing Operations:
       Non-cash charges                   $24,800     $(24,800)      $  -
       Costs to complete the fiscal
        1997 restructuring plan            21,900      (21,900)         -
       Facility closing and lease
        run-out costs                       7,500         (300)        7,200
       Severance and other costs            9,600         (500)        9,100
                                          -------     --------       -------
           Total costs related to
            continuing operations          63,800      (47,500)       16,300
    Discontinued operations                 2,200       (2,200)         -
                                          -------     --------       -------
            Total costs                   $66,000     $(49,700)      $16,300
                                          =======     ========       =======


The non-cash charge includes $12.1 million related to inventory, with the balance related primarily to the impairment of the value of certain fixed assets. The after-tax effect of the charge reduced income from continuing operations by $38.7 million and reduced diluted income per share from continuing operations by $.59 in fiscal 1999.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions and Divestitures

In October 1997, the Company acquired the net assets of LPI Systemes Moteurs S.A. (LPI) for a net cash purchase price of approximately $60.0 million. LPI, based in France, manufactures plastic air admission systems which include air intake manifolds and cooling modules produced by injection molding, welding and blow molding technologies. LPI is included in the Company's Automotive business segment. The Company also made a number of smaller acquisitions in Europe, Australia and South America during fiscal 1999 and 1998.

In fiscal 1997, the Company acquired the net assets of Imperial Eastman for a cash purchase price of approximately $78.0 million. Imperial Eastman is a manufacturer and marketer of a broad range of thermoplastic hydraulic and pneumatic hose assemblies and steel and brass couplings, adapters and fittings for both high and low pressure applications. Imperial Eastman is included in the Company's Industrial business segment.

On February 26, 1999, the Company completed the sale of its Automotive Filter Business for $276.0 million. The purchase price was paid in cash, less the assumption of approximately $6.4 million of debt, and is subject to adjustment based upon an audit of the Closing Balance Sheet in accordance with the provisions of the related Purchase Agreement. The Company's Automotive Filter Business was part of its Automotive business segment. Near the end of fiscal 1999, the Company also sold several smaller stand-alone business units for net cash consideration of approximately $16.0 million.

The results of operations of these separate units have been segregated from the Company's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of income and cash flows for fiscal 1999. The consolidated statements of income and cash flows for fiscal 1998 and 1997 have been restated to reflect such discontinued operations in a manner consistent with the presentation for fiscal 1999. The results of operations of these discontinued businesses up to their respective disposal dates were as follows (dollars in thousands):

                                        1999            1998          1997
                                        ----            ----          ----
        Sales                         $363,000        $365,900      $358,100
                                      ========        ========      ========
        Income before interest
         and taxes                    $ 19,200        $ 30,400      $ 32,200
        Interest expense allocated     (13,100)        (11,900)      (13,200)
        Provision for taxes             (2,000)         (7,100)       (7,400)
                                      --------        --------      --------
          Income from discontinued
           operations                 $  4,100        $ 11,400      $ 11,600
                                      ========        ========      ========

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

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Accounts Receivable and Inventories

Accounts receivable are reflected net of allowances for doubtful accounts of $9.6 million and $13.6 million at February 28, 1999 and 1998, respectively. The amount at February 28, 1998 includes $2.4 million related to discontinued operations.

Inventories consist of the following at February 28, 1999 and 1998 (dollars in thousands):
                                                     1999           1998
                                                     ----           ----
             Raw materials                         $ 76,200       $ 86,200
             Work-in-process                         51,600         73,000
             Finished goods                         169,800        234,200
                                                   --------       --------
                       Total                       $297,600       $393,400
                                                   ========       ========

The total at February 28, 1998 includes $66.0 million related to discontinued operations.

As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed historical FIFO costs by approximately $31.8 million and $38.7 million at February 28, 1999 and 1998, respectively. The excess at February 28, 1998 includes approximately $9.2 million related to discontinued operations.

5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 28, 1999 and 1998 (dollars in thousands):
                                                      1999         1998
                                                      ----         ----

         Land and land improvements                 $ 24,900     $ 25,900
         Buildings                                   174,700      179,900
         Machinery and equipment                     599,200      658,000
                                                    --------     --------
          Total property, plant and equipment        798,800      863,800
         Less accumulated depreciation               236,500      195,400
                                                    --------     --------
          Property, plant and equipment, net        $562,300     $668,400
                                                    ========     ========

The net amount at February 28, 1998 includes $111.3 million related to discontinued operations.

Depreciation expense related to continuing operations was approximately $68.6 million, $56.1 million and $48.1 million in fiscal 1999, 1998 and 1997, respectively.

6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $54.3 million and $51.1 million at February 28, 1999 and 1998, respectively. Cost in excess of net assets acquired at February 28, 1999 reflects approximately $12.9 million related to the Company's acquisitions in fiscal 1999, as well as final purchase accounting for acquisitions completed in fiscal 1998. Cost in excess of net assets acquired at February 28, 1999 also reflects the elimination of approximately $64.1 million related to discontinued operations. Amortization expense related to continuing operations was approximately $10.4 million, $8.7 million and $7.9 million in fiscal 1999, 1998 and 1997, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Long-Term Debt
Long-term debt consists of the following at February 28, 1999 and 1998 (dollars in thousands):
                                                    1999              1998
                                                    ----              ----

   Senior debt:
     Credit Agreement                            $     -           $     -
     Other items                                     42,400            31,200
                                                 ----------        ----------
       Total senior debt                             42,400            31,200
     Less current maturities                        (17,700)           (9,800)
                                                 ----------        ----------
       Net senior debt                               24,700            21,400
                                                 ----------        ----------
   Subordinated debt:
     4-3/4% Convertible Subordinated Notes          275,000           275,000
     7-1/2% Senior Subordinated Notes               248,900           248,800
     7-3/4% Senior Subordinated Notes               248,900           248,700
     8-3/4% Senior Subordinated Notes                  -               73,100
                                                 ----------        ----------
       Total subordinated debt                      772,800           845,600
     Less current portion                              -              (73,100)
                                                 ----------        ----------
       Net subordinated debt                        772,800           772,500
                                                 ----------        ----------
       Total long-term debt                         797,500           793,900
   Stockholders' equity                             596,700           752,000
                                                 ----------        ----------
       Total capitalization                      $1,394,200        $1,545,900
                                                 ==========        ==========
       Long-term debt as a percentage
        of total capitalization                       57.2%             51.4%
                                                 ==========        ==========

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

Borrowings under the Domestic Credit Facility bear interest at an annual rate equal to, at the Company's option, either (i) the greater of (a) the reference rate of the agent acting on behalf of the various banks or (b) the Federal Funds Rate plus 0.50% or (ii) LIBOR plus a margin (the Applicable Margin) ranging from 0.225% to 0.35% depending upon the Company's consolidated leverage ratio, as determined on a quarterly basis. Borrowings under the Multi-Currency Credit Facility bear interest at the LIBOR rate for the currency of each loan plus the Applicable Margin. The Company is also required to pay a commitment fee at an annual rate ranging from 0.125% to 0.20% of the total borrowing availability under the Credit Agreement (the Facility Fee Rate), determined on the basis of the same consolidated leverage ratio. Based upon the Company's consolidated leverage ratio as of February 28, 1999, the Applicable Margin and Facility Fee Rate are 0.225% and 0.15%, respectively.

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

The Company used a portion of the net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance $184.9 million of its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). The Company recognized an extraordinary charge in fiscal 1998 of $10.6 million, net of $6.5 million of tax benefits, for the early extinguishment of debt. The remaining $73.1 million principal amount of the 8-3/4% Notes were called for redemption on April 2, 1998 at 104.375% of principal amount, resulting in an extraordinary charge in fiscal 1999 of $2.6 million, net of $1.4 million of tax benefits.

Based on market quotes and interest rates currently available to the Company for debt with similar terms and remaining maturities, the aggregate fair value of total long-term debt at February 28, 1999 and 1998 was approximately $726 million and $794 million, respectively.

Annual maturities of long-term debt for the next five fiscal years are approximately: 2000 - $17.7 million; 2001 - $6.8 million; 2002 - $5.4 million; 2003 - $5.8 million; 2004 - $2.4 million.

8.  Leases

The Company has operating leases which expire at various dates through 2010 with, in some instances, cost escalation and renewal provisions. Total rental expense under operating leases related to continuing operations was approximately $13.9 million, $13.2 million and $15.0 million in fiscal 1999, 1998 and 1997, respectively. Future minimum rental payments under operating leases are approximately: 2000-$10.0 million; 2001-$9.3 million; 2002-$9.1 million; 2003-$8.5 million; 2004-$7.1 million; and 2005 and thereafter - $18.6 million.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Income Taxes

Income from continuing operations, before provision for taxes, and the related provision for taxes for fiscal 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                           1999        1998       1997
                                           ----        ----       ----
Income before provision for taxes:
   United States                         $ 87,300     $ 98,000   $ 77,000
   International                           55,000       60,200     68,200
   Repositioning/restructuring charge     (63,800)        -      (112,500)
                                         --------     --------   --------
       Total                             $ 78,500     $158,200   $ 32,700
                                         ========     ========   ========
Provision for taxes:
  Currently payable:
   United States                         $  1,500     $  1,500   $ 22,000
   International                           15,000       17,800     18,800
   Repositioning/restructuring related     (6,100)      (6,100)   (31,700)
                                         --------     --------   --------
       Total currently payable             10,400       13,200      9,100
                                         --------     --------   --------
  Deferred:
   United States                           29,900       35,900      6,800
   International                            4,800        5,200      9,000
   Repositioning/restructuring related    (19,000)       6,100    (13,300)
                                         --------     --------   --------
       Total deferred                      15,700       47,200      2,500
                                         --------     --------   --------
       Total provision for taxes         $ 26,100     $ 60,400   $ 11,600
                                         ========     ========   ========


The provision for taxes on income from continuing operations for fiscal 1999, 1998 and 1997 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):


                                            1999       1998       1997
                                            ----       ----       ----
Expected tax at United States
 statutory income tax rate                $27,500    $55,400    $ 11,500
Permanent differences                       1,000      2,200       2,000
State and local income taxes                1,200      2,000      (1,000)
International tax rate differences
 and other items, net                      (3,600)       800        (900)
                                          -------    -------    --------
    Total provision for taxes             $26,100    $60,400    $ 11,600
                                          =======    =======    ========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) consist of the following at February 28, 1999 and 1998 (dollars in thousands):

                                                     1999         1998
                                                    ------       ------
Current:
   Tax credit carryforwards                       $ 19,500      $ 18,400
   International items, net                         13,500        15,200
   Insurance related liabilities                    11,700        10,200
   Repositioning/restructuring liabilities          11,300         6,600
   Compensation related liabilities                  4,900         6,600
   Other current items                               3,600       (11,600)
                                                  --------      --------
     Net current asset                            $ 64,500      $ 45,400
                                                  ========      ========
Non-current:
   Fixed and intangible assets                    $(39,500)     $(53,100)
   Pension and postretirement related items        (28,400)      (18,200)
   Capital and operating loss carryforwards         34,100        13,900
   Other non-current items                            (100)      (12,000)
                                                  --------      --------
     Total non-current liability                   (33,900)      (69,400)
   Valuation allowance                             (14,000)         -
                                                  --------      --------
     Net non-current liability                    $(47,900)     $(69,400)
                                                  ========      ========

Based on the Company's history of prior operating earnings and its expectations for the future, management of the Company has determined that it is more likely than not that operating income will be sufficient to enable it to realize its deferred tax assets, including tax credit carryforwards which begin to expire in 2007. The undistributed earnings of the Company's international subsidiaries have been reinvested in each country, and are not expected to be remitted back to the parent company. The valuation allowance represents a reserve for the capital loss carryforwards. Such losses, which expire in 2004, may be used to offset future capital gains.


10.  Pension and Other Postretirement Benefit Plans

Information concerning the Company's defined benefit pension plans consists of the following (dollars in thousands):

                                           Defined Benefit Pension Plans
                                           -----------------------------
                                           1999        1998        1997
Change in Plan Assets:                     ----        ----        ----

  Fair value of plan assets at
   the beginning of the year             $ 471,400   $ 418,000   $ 366,400
  Acquisitions                                -           -         20,800
  Actual return on plan assets             (22,800)     95,000      57,300
  Benefits paid                            (34,000)    (41,600)    (26,500)
                                         ---------   ---------   ---------
  Fair value of plan assets at
   the end of the year                   $ 414,600   $ 471,400   $ 418,000
                                         =========   =========   =========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           Defined Benefit Pension Plans
                                           -----------------------------
                                            1999        1998        1997
                                            ----        ----        ----
Change in Benefit Obligations:

  Benefit obligations at the
   beginning of the year                 $(356,000)  $(337,100)  $(303,100)
  Acquisitions                                -           -        (24,500)
  Service cost                              (5,200)     (4,800)     (5,600)
  Interest cost                            (24,000)    (23,800)    (23,300)
  Curtailment gains (losses)                 6,000        (400)     (2,400)
  Special termination benefits                -           -        (16,000)
  Change in the discount rate                 -        (17,900)       -
  Other actuarial gains (losses)           (15,300)    (13,600)     11,300
  Benefits paid                             34,000      41,600      26,500
                                         ---------   ---------   ---------
   Benefit obligations at the
    end of the year                      $(360,500)  $(356,000)  $(337,100)
                                         =========   =========   =========
Funded Status Reconciliation:

  Funded status                          $  54,100   $ 115,400   $  80,900
  Unrecognized actuarial losses             96,100      12,600      30,900
  Unrecognized prior service costs           1,500       1,700       1,100
                                         ---------   ---------   ---------
   Prepaid benefit recognized in the
    consolidated balance sheet
    at the end of the year               $ 151,700   $ 129,700   $ 112,900
                                         =========   =========   =========
Components of Net Pension Income
(Expense):
  Service cost                           $  (5,200)  $  (4,800)  $  (5,600)
  Interest cost                            (24,000)    (23,800)    (23,300)
  Expected return on plan assets            52,300      45,700      42,900
  Curtailment losses                          -           (400)     (2,400)
  Special termination benefits                -           -        (16,000)
  Amortization of unrecognized losses         -           -         (1,000)
                                         ---------   ---------   ---------
    Net pension income (expense)
     for the year                        $  23,100   $  16,700   $  (5,400)
                                         =========   =========   =========


Plan assets include Common Stock of the Company with a total market value of $30.4 million as of February 28, 1999. The special termination benefits of $16.0 million in fiscal 1997 relate to the Company's restructuring activities, as discussed in Note 2. The net pension income identified above includes service cost expense related to discontinued operations of approximately $1.3 million, $1.2 million and $1.1 million in fiscal 1999, 1998 and 1997, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the Company's other postretirement benefit plans consists of the following (dollars in thousands):


                                          Other Postretirement Benefit Plans
                                          ----------------------------------

                                            1999        1998        1997
                                            ----        ----        ----
Change in Benefit Obligations:

  Benefit obligations at the
   beginning of the year                $ (95,600)  $ (88,200)  $ (84,100)
  Acquisitions                               -           -         (4,100)
  Service cost                               (600)       (500)       (600)
  Interest cost                            (6,300)     (6,200)     (6,200)
  Curtailment gains                         6,900        -          2,900
  Change in the discount rate                -         (3,500)       -
  Other actuarial losses                   (1,700)     (7,300)     (5,100)
  Benefits paid                            11,300      10,100       9,000
                                        ---------   ---------   ---------
   Benefit obligations at the
     end of the year                    $ (86,000)  $ (95,600)  $ (88,200)
                                        =========   =========   =========
Funded Status Reconciliation:

  Funded status                         $ (86,000)  $ (95,600)  $ (88,200)
  Unrecognized actuarial losses            22,200      29,300      18,300
  Unrecognized prior service costs           (400)       (900)       (300)
                                        ---------   ---------   ---------
   Accrued liability recognized
    in the consolidated balance
    sheet at the end of the year        $ (64,200)  $ (67,200)  $ (70,200)
                                        =========   =========   =========
Components of Expense for Other
 Postretirement Benefits:

  Service cost                          $   (600)   $    (500)  $    (600)
  Interest cost                           (6,300)      (6,200)     (6,200)
  Curtailment gains                         -            -          2,900
  Amortization of unrecognized losses     (1,300)        (600)       (100)
                                        --------    ---------   ---------
     Net expense for the year           $ (8,200)   $  (7,300)  $  (4,000)
                                        ========    =========   =========


The weighted average actuarial assumptions utilized in determining the above amounts for the defined benefit and other postretirement benefit plans as of the end of the year were as follows:

   Expected return on plan assets            11.5%        11.5%        11.5%
   Discount rate                              7.0%         7.0%         7.5%
   Rate of compensation increase              3.0%         4.0%         4.0%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's other postretirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon their retirement. Relative to the above financial information, the actuarial valuations assume a medical cost trend rate of 7% for fiscal 2000, decreasing by 1% per year to an ultimate level of 4.5% in fiscal 2002. In that regard, the impact of a 1% change in the health care cost trend rate would change the benefit obligations by $1.7 million and change the total service and interest cost components by approximately $100,000.

The Company also has defined contribution pension plans for a significant number of its employees in the United States, as well as for certain of its employees outside of the United States. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans related to continuing operations amounted to approximately $11.6 million, $12.9 million and $14.5 million in fiscal 1999, 1998 and 1997, respectively, the substantial part of which was funded currently.

11.  Net Income Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

   Basic Net Income Per Share                  1999       1998      1997
   --------------------------                  ----       ----      ----
   Net income                                $47,600    $ 98,600   $56,100
                                             =======    ========   =======
   Weighted average
    common shares outstanding                 56,900      64,100    66,300
                                             =======    ========   =======
   Basic net income per share                $   .84    $   1.54   $   .84
                                             =======    ========   =======
   Diluted Net Income Per Share
   ----------------------------
   Net income                                $47,600    $ 98,600   $56,100
   After-tax equivalent of interest
    expense on 4-3/4% convertible
    subordinated notes                         8,000       2,700      -
                                             -------    --------   -------
   Income for purposes of computing
    diluted net income per share             $55,600    $101,300   $56,100
                                             =======    ========   =======
   Weighted average common
    shares outstanding                        56,900      64,100    66,300
   Dilutive stock options                        200         500       400
   Weighted average assumed conversion of
    4-3/4% convertible subordinated notes      8,400       2,800      -
                                             -------    --------   -------
   Weighted average common shares
    outstanding for purposes of computing
    diluted net income per share              65,500      67,400    66,700
                                             =======    ========   =======
   Diluted net income per share              $   .85    $   1.50   $   .84
                                             =======    ========   =======

The weighted average diluted common shares outstanding for fiscal 1999 excludes the dilutive effect of approximately 900,000 options, since such options have an exercise price in excess of the average market value of the Company's Common Stock during the fiscal year.

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

In May 1998, the Company announced completion of its 7.3 million share repurchase program approved by the Board of Directors in March 1997. The stock was purchased at an average price of $22.00 per share, for a total cost of $160.8 million, with approximately 3.8 million shares repurchased and retired during fiscal 1999 at an average cost of $21.00 per share, or approximately $80.4 million. Upon completion of that program, the Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions, at prices which the Company considers to be attractive. Through February 28, 1999 the Company acquired and retired approximately 5.7 million shares under the new program at an average cost of $17.17 per share, or a total cost of approximately $97.8 million. Total purchases under both authorizations in fiscal 1999 were approximately 9.5 million shares at an average cost of $18.71 per share, or a total cost of approximately $178.2 million. Subsequent to February 28, 1999, the Company acquired approximately 3.6 million additional shares, at an average cost of $15.14 per share, or a total cost of approximately $55.1 million.

Under the Company's Restricted Stock Plan, there are approximately 26,900 restricted shares outstanding under various awards as of February 28, 1999. Approximately 276,000 shares remain available for issuance under the Plan as of that date. The fair market value of restricted stock awards as of the date of grant is recognized as it is earned over the restriction period (normally 5 years), with approximately $0.7 million, $1.3 million and $1.3 million recognized as expense in fiscal 1999, 1998 and 1997, respectively.

The Company's qualified Incentive Stock Option Plans provide for granting options to key employees to allow them to purchase the Company's Common Stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of ten years. There were approximately 2.4 million and 3.2 million shares reserved for the future granting of options as of February 28, 1999 and 1998, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the status of all of the Company's stock option transactions for fiscal 1999, 1998 and 1997 (share amounts in thousands):

                            1999               1998                1997
                      -----------------   ----------------   -----------------
                               Weighted           Weighted            Weighted
                               Average            Average             Average
                      Option   Option     Option  Option      Option  Option
                      Shares    Price     Shares   Price      Shares   Price
                      ------   ------     ------  -------     ------  -------

Balance at
 beginning
 of year              1,638     $16.85    1,421    $15.11      1,841   $14.08
Activity during
 the year:
  Granted               827     $17.48      357    $22.26        -        -
  Exercised             (72)    $ 8.90     (136)   $12.89       (410)  $10.45
  Canceled              (53)    $18.27       (4)   $16.62        (10)  $16.15
                       ----                ----                 ----
Balance at
 end of year:
  Outstanding         2,340     $17.28    1,638    $16.85      1,421   $15.11
                      =====               =====                =====
  Exercisable         1,064     $16.13      850    $14.80        684   $13.60
                      =====               =====                =====

At February 28, 1999, approximately 590,400 of the options outstanding have a weighted average remaining life of approximately 5 years, and are exercisable at prices ranging primarily from $10.28 to $16.74 per share. The remaining 1,749,600 options outstanding have a weighted average remaining life of approximately 8 years and are exercisable at prices ranging from $12.68 to $22.26 per share. The 827,000 and 357,000 options granted during fiscal 1999 and 1998, had a weighted average fair value of approximately $10.00 per share for Corporate Officers and $5.00 per share for other employees. For purposes of estimating such fair value, the Company utilized the Black-Scholes option pricing model, and the following valuation assumptions:

                          Options Granted to          Options Granted to
                         Corporate Officers             Other Employees
                         ------------------           ------------------
                          1999         1998           1999           1998
                          ----         ----           ----           ----
Pricing
 volatility factor      32.9%         30.5%          26.8%           24.0%
Option
 expiration term      10 years       10 years       4 years         4 years
Risk-free interest
 rate range          4.7% to 5.6%  6.3% to 6.9%    4.6% to 5.5%   6.6% to 6.9%
Annual dividend
 yield                .9% to 1.6%      .7%          .9% to 1.6%       .7%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. If the Company had recognized compensation expense for the options based upon the values identified above, earnings for fiscal 1999, 1998 and 1997 would have changed as follows (amounts in thousands, except per share data):

                                             Pro Forma Earnings (Unaudited)
                                             ------------------------------
                                              1999        1998       1997
                                              ----        ----       ----

Net income, as reported                     $ 47,600    $ 98,600   $ 56,100
Compensation expense related
 to options granted                           (3,200)     (2,200)    (1,300)
Tax benefit of compensation expense            1,100         800        500
                                            --------    --------   --------
  Net income, as adjusted                   $ 45,500    $ 97,200   $ 55,300
                                            ========    ========   ========
Basic net income per share, as reported     $    .84    $   1.54   $    .84
                                            ========    ========   ========
Basic net income per share, as adjusted     $    .80    $   1.52   $    .83
                                            ========    ========   ========
Diluted net income per share, as reported   $    .85    $   1.50   $    .84
                                            ========    ========   ========
Diluted net income per share, as adjusted   $    .82    $   1.48   $    .83
                                            ========    ========   ========

13.  Business Segment Information

The Company's Business Segments are organized on the basis of common management, and are identified as follows:

      (i) Automotive, which includes the design, manufacture and distribution of power transmission, fuel and fluid handling and air-intake systems and components for the global automotive aftermarket and OEM (original equipment manufacturers) market; and
      (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide, transportation, specialty filtration and other products.

The prior year's segment information has been restated for the effects of the Company's discontinued operations and to present the information required by SFAS No. 131.

Executive management evaluates the performance of its Business Segments and allocates resources to them primarily based upon their operating income, and exclusive of interest expense and income taxes. The accounting policies of the Segments are the same as those described in Note 1. Segment data includes goodwill amortization as well as an allocation of net pension income.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the Company's Business Segments for fiscal 1999, 1998 and 1997 is as follows (dollars in thousands):

                                              1999        1998        1997
                                              ----        ----        ----
NET SALES TO CUSTOMERS
 Automotive                                $  990,800  $  893,900  $  786,800
 Industrial                                   957,800     950,400     931,100
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $1,948,600  $1,844,300  $1,717,900
                                           ==========  ==========  ==========
OPERATING INCOME
 Automotive                                $  101,000  $  104,100  $   91,800
 Industrial                                   109,500     119,600     118,600
                                           ----------  ----------  ----------
   Management's measure of the
    segments' operating performance           210,500     223,700     210,400
 Repositioning/restructuring charges          (63,800)       -       (112,500)
 General corporate expense                    (14,300)    (15,800)    (19,400)
 Interest expense                             (53,900)    (49,700)    (45,800)
 Provisions for taxes                         (26,100)    (60,400)    (11,600)
                                           ----------  ----------  ----------
   Income from continuing operations       $   52,400  $   97,800  $   21,100
                                           ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION EXPENSE
 Automotive                                $  (42,100) $  (32,100) $  (26,600)
 Industrial                                   (35,400)    (30,500)    (27,900)
 General corporate                             (3,000)     (3,700)     (3,700)
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $  (80,500) $  (66,300) $  (58,200)
                                           ==========  ==========  ==========
NON-CASH PENSION AND RELATED INCOME, NET
 Automotive                                $   11,400  $    7,600  $    3,000
 Industrial                                    11,300       7,500       2,900
                                           ----------  ----------  ----------
  Total related to
    continuing operations                  $   22,700  $   15,100  $    5,900
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS
 Automotive                                $  974,500  $  934,300  $  690,200
 Industrial                                   951,600     961,900     905,600
                                           ----------  ----------  ----------
   Total identifiable assets
    of the segments                         1,926,100   1,896,200   1,595,800
 General corporate assets                     153,600     146,000      32,800
                                           ----------  ----------  ----------
   Total assets related to
    continuing operations                   2,079,700   2,042,200   1,628,600
 Discontinued operations                        -         378,300     346,000
                                           ----------  ----------  ----------
   Total consolidated                      $2,079,700  $2,420,500  $1,974,600
                                           ==========  ==========  ==========
CAPITAL OUTLAYS
 Automotive                                $   40,800  $   72,600  $   52,600
 Industrial                                    36,500      63,800      40,900
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $   77,300  $  136,400  $   93,500
                                           ==========  ==========  ==========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's revenues by product type, and the segments they relate to, are as follows (dollars in thousands):

                              Segment       1999         1998         1997
                              -------       ----         ----         ----
Power Transmission             Both     $  557,300    $  547,400   $  521,500
Fuel and Fluid Handling        Both        915,300       887,200      810,100
Air-Intake Systems           Automotive     66,800        24,100        -
Specialty Filtration
 Products and Systems        Industrial    128,500       118,100      118,800
Other Products               Industrial    280,700       267,500      267,500
                                        ----------    ----------   ----------
    Net sales from
     continuing operations              $1,948,600    $1,844,300   $1,717,900
                                        ==========    ==========   ==========

The Company's operations outside of the United States are located primarily in Europe, and to a lesser extent in Canada, Latin America and the Far East. Information concerning the Company's operations by geographic area for fiscal 1999, 1998 and 1997 is as follows (dollars in thousands):

                                             1999         1998         1997
NET SALES FROM                               ----         ----         ----
 CONTINUING OPERATIONS
  United States                           $1,276,800  $1,231,700   $1,164,100
  Italy                                      260,300     249,800      221,400
  Other International                        411,500     362,800      332,400
                                          ----------  ----------   ----------
    Total related to
     continuing operations                $1,948,600  $1,844,300   $1,717,900
                                          ==========  ==========   ==========
IDENTIFIABLE LONG-LIVED ASSETS
  United States                           $  720,700  $  739,100   $  668,300
  Italy                                      138,100     120,400      109,200
  Other International                        258,300     240,800      132,600
                                          ----------  ----------   ----------
    Total related to
     continuing operations                 1,117,100   1,100,300      910,100
  Discontinued operations                       -        233,900      219,000
                                          ----------  ----------   ----------
    Total consolidated                    $1,117,100  $1,334,200   $1,129,100
                                          ==========  ==========   ==========

The net sales to customers reflect the sales of the continuing operating units originating in each geographic area to unaffiliated customers. Export sales of continuing operating units from the United States to unaffiliated customers were $143.9 million, $110.4 million, and $94.9 million in fiscal 1999, 1998 and 1997, respectively. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers. Inter-segment sales are not material.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Quarterly Financial Data and Information (Unaudited)

The following table sets forth the Company's unaudited results of operations for each of the fiscal quarters in the years ended February 28, 1999 and 1998 (amounts in thousands, except per share data):


                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     ----
Fiscal 1999
-----------
Continuing operations:
 Net sales               $509,700   $484,200   $490,500  $464,200  $1,948,600
                         ========   ========   ========  ========  ==========
 Gross profit (a)        $163,300   $153,300   $164,100  $155,000  $  635,700
                         ========   ========   ========  ========  ==========
 Operating income before
  repositioning charge   $ 51,700   $ 44,400   $ 54,500  $ 45,600  $  196,200
 Repositioning charge        -          -       (63,800)     -        (63,800)
                         --------   --------   --------  --------  ----------
  Operating income (loss)  51,700     44,400     (9,300)   45,600     132,400
 Interest expense         (12,600)   (13,600)   (14,200)  (13,500)    (53,900)
 Provision for taxes      (14,000)   (11,200)    10,600   (11,500)    (26,100)
                         --------   --------   --------  --------  ----------
    Total continuing       25,100     19,600    (12,900)   20,600      52,400
Discontinued operations     1,800      1,300       (100)   (5,200)     (2,200)
Extraordinary loss         (2,600)     -           -        -          (2,600)
                         --------   --------   --------  --------  ----------
    Net income (loss)    $ 24,300   $ 20,900   $(13,000) $ 15,400  $   47,600
                         ========   ========   ========  ========  ==========
Basic earnings
 per share (b):
 Continuing operations:
  Before repositioning
   charge                $    .41    $   .34   $    .47  $    .38  $    1.60
  Repositioning charge        -          -         (.71)      -         (.68)
                         --------    -------   --------  --------  ---------
    Total continuing          .41        .34       (.24)      .38        .92
 Discontinued operations      .03        .02        -        (.10)      (.04)
 Extraordinary loss          (.04)       -          -         -         (.04)
                        ---------    -------   --------  --------  ---------
    Net income (loss)    $    .40    $   .36   $   (.24) $    .28  $     .84
                        =========    =======   ========  ========  =========
Diluted earnings
 per share (b)(c):
 Continuing operations:
  Before repositioning
   charge                $    .39    $   .33   $    .44  $    .36   $   1.51
  Repositioning charge        -          -         (.68)      -         (.59)
                         --------    -------   --------  --------   --------
    Total continuing          .39        .33       (.24)      .36        .92
 Discontinued operations      .02        .02        -        (.08)      (.03)
 Extraordinary loss          (.04)       -          -         -         (.04)
                         --------    -------   --------  --------   --------
    Net income (loss)    $    .37    $   .35   $   (.24) $    .28   $    .85
                         ========    =======   ========  ========   ========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     -----
Fiscal 1998
-----------
Continuing operations:
 Net sales               $471,800   $432,600   $476,500  $463,400  $1,844,300
                         ========   ========   ========  ========  ==========
 Gross profit (a)        $160,100   $147,500   $161,100  $150,600  $  619,300
                         ========   ========   ========  ========  ==========

 Operating income        $ 56,500   $ 51,800   $ 54,700  $ 44,900  $  207,900
 Interest expense         (11,200)   (12,900)   (14,200)  (11,400)    (49,700)
 Provision for taxes      (17,600)   (15,100)   (15,400)  (12,300)    (60,400)
                         --------   --------   --------  --------  ----------
    Total continuing       27,700     23,800     25,100    21,200      97,800
Discontinued operations     2,400      3,700      2,200     3,100      11,400
Extraordinary loss           -          -       (10,600)     -        (10,600)
                         --------   --------   --------  --------  ----------
    Net income           $ 30,100   $ 27,500   $ 16,700  $ 24,300  $   98,600
                         ========   ========   ========  ========  ==========
Basic earnings
 per share (b):
  Continuing operations  $    .42   $    .37   $    .39  $    .33  $     1.52
  Discontinued operations     .04        .06        .04       .05         .18
  Extraordinary loss          -          -         (.16)      -          (.16)
                         --------   --------   --------  --------  ----------
    Net income           $    .46   $    .43   $    .27  $    .38  $     1.54
                         ========   ========   ========  ========  ==========
Diluted earnings
 per share (b):
  Continuing operations  $    .42   $    .37   $    .38  $    .32  $     1.49
  Discontinued operations     .04        .06        .04       .04         .17
  Extraordinary loss          -          -         (.16)      -          (.16)
                         --------   --------   --------  --------  ----------
    Net income           $    .46   $    .43   $    .26  $    .36  $     1.50
                         ========   ========   ========  ========  ==========


___________________________________

(a)  Excludes depreciation expense (and repositioning charge in fiscal 1999).
(b) The sum of quarterly amounts do not equal the fiscal year amount due to the weighted effect of stock repurchases during the year and rounding differences, as well as the anti-dilution limitations referred to in Note "c".
(c) As a result of the net loss in the third quarter, the full effect of the common stock equivalents would be anti-dilutive to earnings from continuing operations. Therefore, the diluted amounts are limited to be no more than the basic amounts for the quarter.

15.  Legal and Environmental Matters

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



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

      None.



                                   PART III

Items 10-13
-----------

      The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

                                                                          Page

(a) (1)  Financial Statements
         --------------------
         Report of Independent Accountants for
           each of the three fiscal years in the
           period ended February 28, 1999                                  41

         Consolidated Balance Sheets at February 28, 1999
          and 1998                                                         42

         Consolidated Statements of Income for each of
          the three fiscal years in the period ended
          February 28, 1999                                                43

         Consolidated Statements of Stockholders' Equity for
          each of the three fiscal years in the period
          ended February 28, 1999                                          44

         Consolidated Statements of Comprehensive Income
          for each of the three fiscal years in the period
          ended February 28, 1999                                          45

         Consolidated Statements of Cash Flows
          for each of the three fiscal years in
          the period ended February 28, 1999                               46

         Notes to Consolidated Financial Statements                        47

    (2)  Financial Statement Schedule
         ----------------------------
         Report of Independent Accountants
          for each of the three fiscal years in the
          period ended February 28, 1999                                   73


    II.  Valuation and Qualifying Accounts                                 74

              All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b) Reports on Form 8-K

The following reports were filed pertaining to events occurring during the quarter ended February 28, 1999.

    (1) A current report on Form 8-K dated February 26, 1999, was filed to Report under Item 2 and Item 7, for the Company's disposition of its Automotive Filter Business to Arvin Industries, Inc.

     (2) A current Report on Form 8-K dated april 20, 1999, was filed to report under Item 5, the Company's unaudited Consolidated Balance Sheets as of February 28, 1999 and 1998, and unaudited Income Statement data for the fiscal years ended February 28, 1999, 1998 and 1997. The unaudited financial information was filed as a prelude to the Registrant's Audited Financial Statements included elsewhere herein.


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

    2.3 Purchase Agreement by and between Mark IV Industries, Inc. and Arvin Industries, Inc. dated February 8, 1999 (incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K dated February 26, 1999).

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

    4.3 Conformed copy of the Indenture, dated as of March 11, 1996, between Mark IV Industries, Inc. and Fleet National Bank as Trustee; including the form of Senior Subordinated Notes due April 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1996).

    4.4 Conformed copy of the Indenture, dated as of August 11, 1997, between Mark IV Industries, Inc, as issuer and Marine Midland Bank, as trustee; including the form of Senior Subordinated Notes due September 1, 2007 (incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 1997).

    4.5 Conformed copy of the Indenture, dated as of October 29, 1997, between Mark IV Industries, Inc., as issuer and The Bank of New York, as trustee; including the form of Convertible Subordinated Notes due November 1, 2004 (incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated November 6, 1997).


          Executive Compensation Plans and Arrangements (10.1 -10.21)
          -----------------------------------------------------------

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

    10.8 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco"), Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 * Employment Agreement dated May 1, 1997 between the Company, Dayco and Richard F. Bing.

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

    10.13 Mark IV Industries, Inc. and Subsidiaries 1996 Incentive Stock Option Plan effective April 24, 1996 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.15 Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.16 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.17 * Fourth Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective January 1, 1999.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Mark IV Industries, Inc.


Our report on the consolidated financial statements of Mark IV Industries, Inc. and Subsidiaries as of February 28, 1999 and 1998 and for each of the three fiscal years in the period ended February 28, 1999, is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       PricewaterhouseCoopers LLP






Rochester, New York
March 22, 1999




                                            MARK IV INDUSTRIES, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)      Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off         Other(a)       Balance
----------------                ----------    ----------     -----------         --------       -------

Year ended February 28, 1999
----------------------------
Allowance for doubtful
 accounts                      $ 13,600,000   $3,300,000    $(4,200,000)     $(3,100,000)     $ 9,600,000
                               ============   ==========    ============     ============     ===========

Year ended February 28, 1998
----------------------------
Allowance for doubtful
 accounts                      $ 14,700,000   $3,300,000    $(4,400,000)     $    -           $13,600,000
                               ============   ==========    ============     ============     ===========


Year ended February 28, 1997
----------------------------
Allowance for doubtful
 accounts                      $ 16,700,000   $4,800,000    $(4,700,000)     $(2,100,000)     $14,700,000
                               ============   ==========    ============     ============     ===========






(a)  Represents the following
                                                                 February       February       February
                                                                 28, 1999       28, 1998       28, 1997
                                                                 --------       --------       --------


          Reserve at date of acquisition of subsidiary         $   100,000      $ 200,000     $   500,000


          Reclassification from other reserves                       -              -             200,000
          Reserves of discontinued operations disposed          (3,200,000)         -          (2,400,000)
          Foreign currency translation adjustment                    -           (200,000)       (400,000)
                                                               -----------      ---------     -----------
                                                               $(3,100,000)     $    -        $(2,100,000)
                                                               ===========      =========     ===========



                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          ------------------------------
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:  May 28, 1999
--------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date
     ---------                             -----                     ----

/s/ Sal H. Alfiero                  Chairman of the Board        May 28, 1999
-----------------------              and Chief Executive Officer ------------
    Sal H. Alfiero


/s/ William P. Montague             President, Director          May 28, 1999
-----------------------                                          ------------
    William P. Montague



/s/ John J. Byrne                   Vice President and           May 28, 1999
-----------------------              Chief Financial Officer     ------------
    John J. Byrne



/s/ Richard L. Grenolds             Vice President and           May 28, 1999
-----------------------              Chief Accounting Officer    ------------
    Richard L. Grenolds



/s/ Gerald S. Lippes                Secretary and Director       May 28, 1999
-----------------------                                          ------------
    Gerald S. Lippes



/s/ Clement R. Arrison              Director                     May 28, 1999
-----------------------                                          ------------
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

    2.3 Purchase Agreement by and between Mark IV Industries, Inc. and Arvin Industries, Inc. dated February 8, 1999 (incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K dated February 26, 1999).

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

    4.3 Conformed copy of the Indenture, dated as of March 11, 1996, between Mark IV Industries, Inc. and Fleet National Bank as Trustee; including the form of Senior Subordinated Notes due April 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1996).

    4.4 Conformed copy of the Indenture, dated as of August 11, 1997, between Mark IV Industries, Inc, as issuer and Marine Midland Bank, as trustee; including the form of Senior Subordinated Notes due September 1, 2007 (incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 25, 1997).

    4.5 Conformed copy of the Indenture, dated as of October 29, 1997, between Mark IV Industries, Inc., as issuer and The Bank of New York, as trustee; including the form of Convertible Subordinated Notes due November 1, 2004 (incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated November 6, 1997).

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

    10.8 Employment Agreement dated January 1, 1995 between the Company, Dayco Products, Inc. ("Dayco"), Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.9 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 * Employment Agreement dated May 1, 1997 between the Company, Dayco and Richard F. Bing.

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

    10.13 Mark IV Industries, Inc. and Subsidiaries 1996 Incentive Stock Option Plan effective April 24, 1996 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.14 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.15 Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.16 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.17 * Fourth Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective January 1, 1999.

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

    21*      Subsidiaries of the Registrant.

    23*      Consent of Independent Accountants.

    27*      Financial Data Schedule.


*  Filed herewith by direct transmission pursuant to the EDGAR program.