Form 10-Q
period 1999-05-31
MARK IV INDUSTRIES INC
filed 1999-07-01
CIK 62418

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 1999.

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______.

Commission File Number             1-8862


                          MARK IV INDUSTRIES, INC.
----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
-------------------------------                     ----------------
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

 Yes  X   No
     --

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at June 30, 1999

Common stock $.01 par value                             49,092,739

                         MARK IV INDUSTRIES, INC.

                                   INDEX



Part I.  Financial Information                                 Page No.

Consolidated Condensed Balance Sheets as of
 May 31, 1999 and February 28, 1999                                  3

Consolidated Statements of Income
 For the Three Month Periods Ended May 31, 1999 and 1998             4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 1999 and 1998             5

Consolidated Statements of Comprehensive Income and
 Retained Earnings For the Three Month Periods Ended
 May 31, 1999 and 1998                                               6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                12


Part II.  Other Information                                         19


Signature Page                                                      20

Exhibit Index                                                       21

                         MARK IV INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in thousands)



                                                  May 31,        February 28,
                                                   1999              1999
                                                 --------         ----------
ASSETS                                         (Unaudited)
Current Assets:
  Cash and short-term investments               $   22,400        $  125,700
  Accounts receivable                              495,900           406,000
  Inventories                                      347,700           297,600
  Other current assets                             123,200           133,300
                                                ----------        ----------
    Total current assets                           989,200           962,600

Pension and other non-current assets               185,700           185,500

Property, plant and equipment, net                 620,800           562,300

Cost in excess of net assets acquired              402,300           369,300
                                                ----------        ----------
     TOTAL ASSETS                               $2,198,000        $2,079,700
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $  136,200        $   57,800
  Accounts payable                                 271,500           219,900
  Compensation related liabilities                  79,600            79,000
  Accrued interest                                   9,800            23,200
  Other current liabilities                        120,600            92,100
                                                ----------        ----------
    Total current liabilities                      617,700           472,000
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                       57,300            24,700
  Subordinated debentures                          747,300           772,800
                                                ----------        ----------
    Total long-term debt                           804,600           797,500
                                                ----------        ----------
Other non-current liabilities                      231,600           213,500
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         500               500
  Additional paid-in capital                       372,700           440,700
  Retained earnings                                226,900           203,300
  Foreign currency translation adjustment          (56,000)          (47,800)
                                                ----------        ----------
    Total stockholders' equity                     544,100           596,700
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,198,000        $2,079,700
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the Three Month Periods Ended May 31, 1999 and 1998
               (Amounts in thousands, except per share data)


                                                   1999               1998
                                                   ----               ----

                                                                 (As Restated)

Net sales from continuing operations             $559,000           $509,700
                                                 --------           --------
Operating costs:
  Cost of products sold                           382,800            346,400
  Selling and administration                       82,100             78,000
  Research and development                         15,200             13,600
  Depreciation and amortization                    23,300             20,000
                                                 --------           --------
    Total operating costs                         503,400            458,000
                                                 --------           --------
    Operating income                               55,600             51,700

Interest expense                                   14,500             12,600
                                                 --------           --------
  Income from continuing operations,
   before provision for taxes                      41,100             39,100

Provision for income taxes                         14,800             14,000
                                                 --------           --------
  Income from continuing operations                26,300             25,100

Income from discontinued operations,
 net of taxes                                        -                 1,800

Extraordinary loss from early extinguishment
 of debt, net of tax benefit                         -                (2,600)
                                                 --------           --------
  Net income                                     $ 26,300           $ 24,300
                                                 ========           ========

Net income per share of common stock:
  Basic:
   Income from continuing operations             $    .52           $    .41
   Income from discontinued operations               -                   .03
   Extraordinary loss                                -                  (.04)
                                                 --------           --------
     Net income                                  $    .52           $    .40
                                                 ========           ========
  Diluted:
   Income from continuing operations             $    .48           $    .39
   Income from discontinued operations           $   -              $    .02
   Extraordinary loss                                -                  (.04)
                                                 --------           --------
     Net income                                  $    .48           $    .37
                                                 ========           ========

Weighted average number of shares
 outstanding:
  Basic                                            51,000             61,500
                                                 ========           ========
  Diluted                                          59,500             70,300
                                                 ========           ========

The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Three Month Periods Ended May 31, 1999 and 1998
                          (Dollars in thousands)




                                                          1999         1998
                                                          ----         ----
                                                                 (As Restated)

Cash flows from operating activities:
  Income from continuing operations                   $  26,300     $  25,100
  Items not affecting cash:
   Depreciation and amortization                         23,300        20,000
   Pension and compensation related items, net           (2,700)       (5,600)
   Deferred income taxes                                  5,500         5,600
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                 (43,100)      (40,300)
    Inventories                                          (2,300)          400
    Other assets                                          4,500        (1,600)
    Accounts payable and other liabilities               (4,700)       (3,500)
                                                      ---------     ---------
     Net cash provided by continuing
      operating activities                                6,800           100
 Net cash provided by discontinued operations               -           4,600
  Extraordinary loss before deferred charges                400        (3,500)
                                                      ---------     ---------
     Net cash provided by operating activities            7,200         1,200
                                                      ---------     ---------
Cash flows from investing activities:
  Acquisitions                                          (42,000)         -
  Divestitures and asset sales                           36,600          -
  Purchase of plant and equipment, net                  (16,600)      (19,600)
                                                      ---------     ---------
    Net cash provided by (used in)
     investing activities                               (22,000)      (19,600)
                                                      ---------     ---------
Cash flows from financing activities:
  Credit agreement borrowings, net                         -           80,000
  Retirement of subordinated debt                       (25,600)      (73,100)
  Other changes in long-term debt, net                  (20,000)       24,900
  Changes in short-term bank borrowings                  28,000       (48,800)
  Repurchase of common stock, net                       (68,000)      (81,300)
  Cash dividends paid                                    (2,900)       (2,900)
                                                      ---------     ---------
    Net cash provided by (used in)
     financing activities                               (88,500)     (101,200)
                                                      ---------     ---------
    Net decrease in cash and
     short-term investments                            (103,300)     (119,600)
Cash and short-term investments:
  Beginning of the period                               125,700       120,900
                                                      ---------      --------
  End of the period                                    $ 22,400      $  1,300
                                                      =========      ========


The accompanying notes are an integral part of these financial statements.

                         MARK IV INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS
         For the Three Month Periods Ended May 31, 1999 and 1998
                          (Dollars in thousands)
                               (Unaudited)




Comprehensive Income
--------------------
                                                 1999              1998
                                                 ----              ----

Net income                                     $ 26,300          $ 24,300

Balance sheet effect of foreign
 currency translation adjustments                (8,300)            4,200
                                               --------          --------
Comprehensive net income                       $ 18,000          $ 28,500
                                               ========          ========



Retained Earnings
-----------------

Retained earnings at the beginning
 of the period                                 $203,300          $167,100

Net income                                       26,300            24,300

Cash dividends of $.055 and $.05 per
 share                                           (2,700)           (2,900)
                                               --------          --------
Retained earnings at the end of the period     $226,900          $188,500
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at May 31, 1999, and the results of its operations and its cash flows for the periods ended May 31, 1999 and 1998. Such results are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of the May 31, 1998 financial statements have been made to reflect the Company's discontinued operations which were divested near the end of fiscal 1999.


2.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $28.9 million and $33.7 million in the three month periods ended May 31, 1999 and 1998, respectively. The Company also made cash income tax payments of approximately $5.7 million and $8.3 million in the three month periods ended May 31, 1999 and 1998, respectively.


3.    Acquisition

      In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small gasoline and diesel engines for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 horsepower) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. It also exports its products to North America, Africa, Latin America and Asia. Lombardini will be managed as a part of the Company's Automotive Business Segment.

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



4.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $11.6 million and $9.6 million at May 31, 1999 and February 28, 1999, respectively.

      Inventories consist of the following components (dollars in thousands):

                                                May 31,        February 28,
                                                  1999             1999
                                               ---------       ------------
        Raw materials                          $ 109,500        $  76,200
        Work-in-process                           59,100           51,600
        Finished goods                           179,100          169,800
                                               ---------        ---------
              Total                            $ 347,700        $ 297,600
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 1999. The amounts at February 28, 1999 are based upon the audited balance sheet at that date.


5.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                                      May 31,    February 28,
                                                       1999          1999
                                                      ------     -----------

      Land and land improvements                     $ 23,300      $ 24,900
      Buildings                                       208,000       174,700
      Machinery and equipment                         632,500       599,200
                                                     --------      --------
         Total property, plant and equipment          863,800       798,800
      Less accumulated depreciation                  (243,000)     (236,500)
                                                     --------      --------
         Property, plant and equipment, net          $620,800      $562,300
                                                     ========      ========

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


6.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):

                                                    May 31,    February 28,
                                                     1999          1999
                                                    ------     ------------
      Senior Debt:
       Credit Agreement                           $     -       $     -
       Other borrowing arrangements                   86,100        42,400
                                                  ----------    ----------
          Total                                       86,100        42,400
       Less current maturities                       (28,800)      (17,700)
                                                  ----------    ----------
          Net senior debt                             57,300        24,700
                                                  ----------    ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes             223,400       248,900
        7-1/2% Senior Subordinated Notes             248,900       248,900
        4-3/4% Convertible Subordinated Notes        275,000       275,000
                                                  ----------    ----------
          Total subordinated debt                    747,300       772,800
                                                  ----------    ----------
          Total long-term debt                       804,600       797,500

      Total stockholders' equity                     544,100       596,700
                                                  ----------    ----------
        Total capitalization                      $1,348,700    $1,394,200
                                                  ==========    ==========

        Long-term debt as a percentage
         of total capitalization                       59.7%         57.2%
                                                  ==========    ==========

      During the quarter ended May 31, 1999, the Company repurchased approximately $25.6 million principal amount of its 7-3/4% Senior Subordinated Notes. The gain resulting from the repurchase of the Notes below their par value was offset by write-offs of deferred charges and discounts related to the issuance of the Notes. Subsequent to May 31, 1999, the Company acquired an additional $33.4 million principal amount of such Notes.

      In April 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The redemption resulted in a one-time charge for early debt extinguishment of $2.6 million (net of tax) in the three month period ended May 31, 1998.


7.  Common Stock Repurchase

      In May 1999, the Company announced completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Approximately 4.3 million shares were repurchased and retired in the three-month period ended May 31, 1999, at an average cost of $15.74 per share, or a total cost of approximately $68.0 million. Upon completion of the May 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive.

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



8.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):


                                                   May 31,     May 31,
                                                    1999        1998
                                                   ------      ------
      Basic Net Income Per Share:

      Net income                                   $26,300     $24,300
                                                   =======     =======
      Weighted average number of
         common shares outstanding                  51,000      61,500
                                                   =======     =======

      Basic net income per share                   $   .52     $   .40
                                                   =======     =======


      Diluted Net Income Per Share:

      Net income                                   $26,300     $24,300

      After-tax equivalent of interest
         expense on 4-3/4% convertible
         subordinated notes                          2,000       2,000
                                                   -------     -------

      Income for purposes of computing
         diluted net income per share              $28,300     $26,300
                                                   =======     =======

      Weighted average common
         shares outstanding                         51,000      61,500

      Dilutive stock options                           100         400

      Weighted average assumed
         conversion of 4-3/4% convertible
         subordinated notes                          8,400       8,400
                                                   -------     -------
      Weighted average number of common shares
         outstanding for purposes of
         computing diluted net income
         per share                                  59,500      70,300
                                                   =======     =======

      Diluted net income per share                 $   .48     $   .37
                                                   =======     =======

                         MARK IV INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


9.  Business Segment Information

      Information concerning the Company's Business Segments for the three month periods ended May 31, 1999 and 1998 is as follows (dollars in thousands):

                                                        1999        1998
                                                        ----        ----

      NET SALES TO CUSTOMERS
       Automotive                                    $  306,800  $  248,400
       Industrial                                       252,200     261,300
                                                     ----------  ----------
        Total related to
         continuing operations                       $  559,000  $  509,700
                                                     ==========  ==========
      OPERATING INCOME
        Automotive                                   $   31,300  $   24,900
        Industrial                                       28,200      30,500
                                                     ----------  ----------
        Management's measure of the
         segments' operating performance                 59,500      55,400
        General corporate expense                        (3,900)     (3,700)
        Interest expense                                (14,500)    (12,600)
        Provision for income taxes                      (14,800)    (14,000)
                                                     ----------  ----------
         Income from continuing operations           $   26,300  $   25,100
                                                     ==========  ==========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


The Company's working capital was reduced by $119.1 million (24%) during the three month period ended May 31, 1999. Excluding cash and current financial indebtedness, the Company's working capital investment was $485.3 million at May 31, 1999, a net increase of $62.6 million (15%) in comparison to $422.7 million at February 28, 1999. The increase is primarily attributable to approximately $50 million of working capital acquired in the acquisition of Lombardini, as well as the expected seasonal build which occurs in the Automotive Segment's aftermarket business and the Industrial segment's garden hose business, somewhat offset by continued improvement in the Company's management of its working capital investment.

Capital expenditures for the three month period ended May 31, 1999 were approximately $16.6 million, which was $6.7 million lower than depreciation and amortization expense of $23.3 million in the same period, and reflects a consistent level of expenditures in comparison to the three month period ended May 31, 1998. This level of activity reflects a return to normal levels of capital expenditure for the Company upon completion of its restructuring plan and its European and South American expansion efforts. Management anticipates that the Company's capital expenditure requirements will continue to be less than its depreciation and amortization expense for the remainder of fiscal 2000.

The Company used a portion of the net proceeds from the divestitures completed near the end of fiscal 1999 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines which were primarily used to fund the Company's stock repurchase program during fiscal 1999. The excess proceeds were temporarily invested in short-term bank deposits and money market instruments. These excess proceeds were then used to fund the completion of the Company's May 1998 stock repurchase program, acquire the net assets of Lombardini and repurchase a portion of the Company's outstanding 7-3/4% Senior Subordinated Notes.

In May 1999, the Company announced the completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Approximately 4.3 million shares were repurchased and retired in the three-month period ended May 31, 1999, at an average cost of $15.74 per share, or a total cost of approximately $68.0 million. Upon completion of the May 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open market, or through privately negotiated transactions, at prices which the Company considers to be attractive.

During the quarter ended May 31, 1999, the Company repurchased approximately $25.6 million principal amount of its 7-3/4% Senior Subordinated Notes. Subsequent to May 31, 1999, the Company acquired an additional $33.4 principal amount of such Notes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small gasoline and diesel engines for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 horsepower) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. It also exports its products to North America, Africa, Latin America and Asia. Lombardini will be managed as a part of the Company's Automotive Business Segment.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future, including the costs associated with its stock repurchase program.

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

Net sales from continuing operations for the three month period ended May 31, 1999 increased by $49.3 million (10%) over the comparable period last year. Excluding the effects of the acquisition of Lombardini in the current period, net sales reflect an increase of approximately $13.3 million (3%) from internal growth over the comparable period last year.

In the Company's Automotive segment, net sales increased $58.4 million (24%) for the three month period ended May 31, 1999 over the comparable period last year. Excluding the effects of the acquisition of Lombardini, internal growth in the Company's Automotive segment amounted to $22.4 million (9%) over the comparable period last year. The internal growth in the Automotive segment was generated by both the Automotive OEM and Aftermarket sectors, with internal growth in the OEM sector up 10% and the Aftermarket sector up 7% for the three month period ended May 31, 1999 as compared to the prior year period. The internal growth in each of these sectors was lead by their domestic operations, which more than offset relatively flat sales in their international operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


In the Company's Industrial segment, net sales decreased $9.1 million (3%) for the three month period ended May 31, 1999 in comparison to the prior year. This decrease was primarily attributable to unfavorable year-over-year comparisons in the industrial sector's agricultural and petrochemical markets, which suffered deep cutbacks in the second half of fiscal 1999. These markets have shown some strengthening in the current quarter in comparison to the last quarter of fiscal 1999. The Industrial segment also experienced a decrease in its transportation sector due to contract delivery requirements.

The cost of products sold as a percentage of consolidated net sales increased to 68.5% in the current period as compared to 68.0% in the comparable prior year period. This increase is primarily attributable to reduced pension income resulting from lower earnings assumptions for the pension trust's assets in fiscal 2000.

Selling and administration costs as a percentage of consolidated net sales were 14.7% for the three month period ended May 31, 1999, as compared to 15.3% for the three month period ended May 31, 1998. The reduction in the level of costs indicates operating efficiencies achieved and the benefits of the Company's continued emphasis on cost control.

Research and development costs increased by $1.6 million (12%) for the three month period ended May 31, 1999 as compared to the three month period ended May 31, 1998. As a percentage of consolidated net sales, these expenses were 2.7% for each of the three month periods ended May 31, 1999 and 1998. This anticipated level of spending is primarily related to the Company's continued emphasis on new product and systems initiatives, as well as bringing new technology to the North American Automotive OEM market from acquisitions made in Europe in the latter part of fiscal 1998.

Depreciation and amortization expense increased by $3.3 million (17%) for the three month period ended May 31, 1999 as compared to the three month period ended May 31, 1998. The increase is primarily attributable to the inclusion of the results of operations of Lombardini for the three month period ended May 31, 1999.

Interest expense for the three month period ended May 31, 1999 increased $1.9 million (15%) from the level incurred in the three month period ended May 31, 1998. The increase is primarily due to debt assumed in the acquisition of Lombardini, and increased indebtedness to fund the Company's stock repurchase program.

The effective tax rate as a percentage of pre-tax accounting income was approximately 36.0% for each of the three month periods ended May 31, 1999 and 1998. The consistent level of the effective tax rate in the three month period ended May 31, 1999 as compared to the comparable period last year, is a result of a similar mix of domestic and foreign income in both periods, as well as the benefits of certain tax planning strategies. It is anticipated that the effective tax rate will increase somewhat in the balance of the fiscal year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



As a result of all of the above, income from continuing operations for the three month period ended May 31, 1999 reflects an increase of $1.2 million (5%) as compared to the comparable period in the prior year. On a diluted per share basis, such amount for the three month period ended May 31, 1999 represents an increase of 23% over the comparable prior year period.

Net income increased approximately $2.0 million (8%) for the three month period ended May 31, 1999 as compared to the three month period ended May 31, 1998, with the prior year period also including $1.8 million of income from discontinued operations, and a $2.6 million extraordinary loss from the early extinguishment of debt.


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



The Company's plan to resolve the Year 2000 Issue includes four major phases - assessment, remediation, testing, and implementation. The Company has completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 Issue. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modifications to make sure they remain operational.

For its Information Technology exposures, the Company has substantially completed all remaining phases of its plan (remediation, testing and implementation) for all of its significant systems. The remediation phase for the Company's Operating Equipment is substantially complete, and the testing and implementation phases for the affected equipment are targeted to be substantially completed during the second quarter of fiscal 2000.

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

The Company has utilized both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company's total cost to address the Year 2000 Issue for its continuing operations is estimated at $6.2 million and is being funded through operating cash flow. The elements of such costs are as follows (amounts in thousands):

                                          Incurred
                                          Through     Costs Yet     Total
                                           May 31,      To Be     Estimated
                                            1999      Incurred       Cost

                                          -------     ---------   ---------
      Capital expenditures related to
       new systems and equipment          $1,400       $  300      $1,700
      Operating expenses related to
       modifications of existing
       systems and equipment               4,200          300       4,500
                                          ------       ------      ------
           Total costs                    $5,600       $  600      $6,200
                                          ======       ======      ======

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


                                        MARK IV INDUSTRIES, INC.
                                              Registrant




DATE: July 1, 1999                      /s/ Sal H. Alfiero
      ------------                      ------------------------
                                        Sal H. Alfiero
                                        Chairman of the Board



DATE: July 1, 1999                      /s/ William P. Montague
      ------------                      ------------------------
                                        William P. Montague
                                        President



DATE: July 1, 1999                      /s/ John J. Byrne
      ------------                      ------------------------
                                        John J. Byrne
                                        Vice President - Finance
                                         and Chief Financial Officer



DATE: July 1, 1999                      /s/ Richard L. Grenolds
      ------------                      ------------------------
                                        Richard L. Grenolds
                                        Vice President and
                                           Chief Accounting Officer


DATE: July 1, 1999                      /s/ Clement R. Arrison
      ------------                      ------------------------
                                        Clement R. Arrison
                                        Director

EXHIBIT INDEX


Description
-----------

                                                                   Page No.

      * 27       Financial Data Schedule                             22



      *    Filed herewith by direct transmission pursuant to the EDGAR
           Program