Form 10-Q
period 1999-08-31
MARK IV INDUSTRIES INC
filed 1999-10-01
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 1999.

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

 Yes  X   No
     ---

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                   Outstanding at September 30, 1999
   -----                                   ---------------------------------
Common stock $.01 par value                            46,567,897

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 August 31, 1999 and February 28, 1999                               3

Consolidated Statements of Income
 For the Three Month Periods Ended August 31, 1999 and 1998          4

Consolidated Statements of Income
 For the Six Month Periods Ended August 31, 1999 and 1998            5

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended August 31, 1999 and 1998            6

Consolidated Statements of Comprehensive Income and
 Retained Earnings for the Three and Six Month Periods
 Ended August 31, 1999 and 1998                                      7

Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                14


Part II.  Other Information                                         21
---------------------------

Signature Page                                                      22

Exhibit Index                                                       23

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                                August 31,        February 28,
                                                   1999              1999
                                                ---------         -----------
ASSETS                                         (Unaudited)
Current Assets:
  Cash and short-term investments               $    2,200        $  125,700
  Accounts receivable                              404,700           406,000
  Inventories                                      328,700           297,600
  Net assets of discontinued operations            140,200              -
  Other current assets                             126,800           133,300
                                                ----------        ----------
     Total current assets                        1,002,600           962,600

Pension and other non-current assets               188,400           185,500

Property, plant and equipment, net                 600,200           562,300

Cost in excess of net assets acquired              351,200           369,300
                                                ----------        ----------
     TOTAL ASSETS                               $2,142,400        $2,079,700
                                                ==========        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $  138,400        $   57,800
  Accounts payable                                 237,300           219,900
  Compensation related liabilities                  70,500            79,000
  Accrued interest                                  20,100            23,200
  Other current liabilities                        109,700            92,100
                                                ----------        ----------
    Total current liabilities                      576,000           472,000
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      136,800            24,700
  Subordinated debentures                          658,100           772,800
                                                ----------        ----------
    Total long-term debt                           794,900           797,500
                                                ----------        ----------
Other non-current liabilities                      233,300           213,500
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         500               500
  Additional paid-in capital                       350,600           440,700
  Retained earnings                                245,300           203,300
  Foreign currency translation adjustment          (58,200)          (47,800)
                                                ----------        ----------
    Total stockholders' equity                     538,200           596,700
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,142,400        $2,079,700
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the Three Month Periods Ended August 31, 1999 and 1998
                 (Amounts in thousands, except per share data)


                                                   1999               1998
                                                   ----               ----
                                                                 (As Restated)

Net sales from continuing operations             $479,500           $445,700
                                                 --------           --------
Operating costs:
  Cost of products sold                           326,100            304,200
  Selling and administration                       72,400             68,900
  Research and development                         14,400             12,300
  Depreciation and amortization                    23,100             19,400
                                                 --------           --------
    Total operating costs                         436,000            404,800
                                                 --------           --------
    Operating income                               43,500             40,900

Interest expense                                   13,800             12,400
                                                 --------           --------
  Income from continuing operations,
   before provision for taxes                      29,700             28,500

Provision for income taxes                         11,000             10,300
                                                 --------           --------
  Income from continuing operations                18,700             18,200

Income from discontinued operations,
 net of taxes                                       1,600              2,700

Extraordinary gain from early extinguishment
 of debt, net of tax effects                          800               -
                                                 --------           --------
  Net income                                     $ 21,100           $ 20,900
                                                 ========           ========

Net income per share of common stock:
  Basic:
   Income from continuing operations             $    .39           $    .32
   Income from discontinued operations                .03                .04
   Extraordinary gain                                 .02               -
                                                 --------           --------
     Net income                                  $    .44           $    .36
                                                 ========           ========
  Diluted:
   Income from continuing operations             $    .36           $    .31
   Income from discontinued operations                .03                .04
   Extraordinary gain                                 .01               -
                                                 --------           --------
     Net income                                  $    .40           $    .35
                                                 ========           ========

Weighted average number of shares
 outstanding:
  Basic                                            48,500             57,600
                                                 ========           ========
  Diluted                                          57,300             66,200
                                                 ========           ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           For the Six Month Periods Ended August 31, 1999 and 1998
                 (Amounts in thousands, except per share data)


                                                  1999               1998
                                                  ----               ----
                                                                 (As Restated)

Net sales from continuing operations           $1,001,300           $919,500
                                               ----------           --------
Operating costs:
  Cost of products sold                           682,600            626,300
  Selling and administration                      148,000            139,700
  Research and development                         29,100             25,400
  Depreciation and amortization                    45,200             38,300
                                               ----------           --------
    Total operating costs                         904,900            829,700
                                               ----------           --------
    Operating income                               96,400             89,800

Interest expense                                   27,000             23,900
                                               ----------           --------
  Income from continuing operations,
   before provision for taxes                      69,400             65,900

Provision for income taxes                         25,300             23,700
                                               ----------           --------
  Income from continuing operations                44,100             42,200

Income from discontinued operations,
 net of taxes                                       2,500              5,600

Extraordinary gain (loss) from early
 extinguishment of debt, net of tax effects           800             (2,600)
                                               ----------           --------
  Net income                                   $   47,400           $ 45,200
                                               ==========           ========

Net income per share of common stock:
  Basic:
   Income from continuing operations           $      .88           $    .71
   Income from discontinued operations                .05                .09
   Extraordinary gain (loss)                          .02               (.04)
                                               ----------           --------
     Net income                                $      .95           $    .76
                                               ==========           ========
  Diluted:
   Income from continuing operations           $      .82           $    .68
   Income from discontinued operations                .05                .08
   Extraordinary gain (loss)                          .01               (.04)
                                               ----------           --------
     Net income                                $      .88           $    .72
                                               ==========           ========
Weighted average number of shares
 outstanding:
  Basic                                            49,800             59,600
                                               ==========           ========
  Diluted                                          58,500             68,300
                                               ==========           ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Six Month Periods Ended August 31, 1999 and 1998
                            (Dollars in thousands)



                                                          1999         1998
                                                          ----         ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations                   $  44,100     $  42,200
  Items not affecting cash:
   Depreciation and amortization                         45,200        38,300
   Pension and compensation related items, net           (6,300)      (13,100)
   Deferred income taxes                                  9,300        11,600
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                  15,500         2,200
    Inventories                                         (11,400)        2,500
    Accounts payable                                    (14,300)       (8,400)
    Compensation related liabilities                    (10,300)      (10,600)
    Accrued expenses and other items, net               (19,900)      (11,800)
                                                      ---------     ---------
     Net cash provided by continuing
      operating activities                               51,900        52,900
  Net cash provided by discontinued operations              800        15,400
  Extraordinary gain (loss) before deferred charges       2,700        (3,300)
                                                      ---------     ---------
     Net cash provided by operating activities           55,400        65,000
                                                      ---------     ---------
Cash flows from investing activities:
  Acquisitions                                          (55,700)         -
  Divestitures and asset sales                           36,600        (2,400)
  Purchase of plant and equipment, net                  (37,400)      (35,400)
                                                      ---------     ---------
    Net cash used in investing activities               (56,500)      (37,800)
                                                      ---------     ---------
Cash flows from financing activities:
  Credit agreement borrowings, net                       65,000       130,000
  Retirement of subordinated debt                      (115,200)      (73,100)
  Other changes in long-term debt, net                   39,800           900
  Changes in short-term bank borrowings, net            (16,300)      (48,400)
  Repurchase of common stock, net                       (90,100)     (150,500)
  Cash dividends paid                                    (5,600)       (5,700)
                                                      ---------     ---------
    Net cash used in financing activities              (122,400)     (146,800)
                                                      ---------     ---------
    Net decrease in cash and
     short-term investments                            (123,500)     (119,600)
Cash and short-term investments:
  Beginning of the period                               125,700       120,900
                                                      ---------     ---------
  End of the period                                   $   2,200     $   1,300
                                                      =========     =========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS
      For the Three and Six Month Periods Ended August 31, 1999 and 1998
                            (Dollars in thousands)
                                 (Unaudited)




Comprehensive Income
--------------------
                                       Three Months Ended  Six Months Ended
                                            August 31,         August 31,
                                       ------------------  ----------------
                                          1999      1998      1999    1998
                                          ----      ----      ----    ----

Net income                             $ 21,100  $ 20,900  $ 47,400  $ 45,200

Balance sheet effect of foreign
 currency translation adjustments        (2,200)  (10,100)  (10,400)   (5,900)
                                       --------  --------  --------  --------
Comprehensive net income               $ 18,900  $ 10,800  $ 37,000  $ 39,300
                                       ========  ========  ========  ========



Retained Earnings


Retained earnings at the beginning
 of the period                         $226,900  $188,500  $203,300  $167,100

Net income                               21,100    20,900    47,400    45,200

Cash dividends of $.11, $.10, $.055
 and $.05 per share                      (2,700)   (2,800)   (5,400)   (5,700)
                                       --------  --------  --------  --------
Retained earnings at the end
 of the period                         $245,300  $206,600  $245,300  $206,600
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at August 31, 1999, and the results of its operations and its cash flows for the periods ended August 31, 1999 and 1998. Such results are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of the August 31, 1998 financial statements have been made to reflect the Company's fiscal 1999 discontinued operations which were divested near the end of fiscal 1999, as well as the discontinued operations which were divested in the current fiscal year.


2.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $34.2 million and $38.4 million in the six month periods ended August 31, 1999 and 1998, respectively. The Company also made cash income tax payments of approximately $15.8 million and $21.1 million in the six month periods ended August 31, 1999 and 1998, respectively.


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

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



4.  Divestitures

      On September 10, 1999 the Company completed the sale of its Industrial Filter Business for approximately $144.8 million in cash. The Company's Industrial Filter Business was part of its Industrial Business Segment. The results of operations of this business have been segregated from the Company's continuing operations and accounted for as a discontinued operation in the accompanying consolidated statements of income and cash flows. The results of operations for the Industrial Filter Business were as follows (dollars in thousands):

                                         Three Months Ended  Six Months Ended
                                              August 31,        August 31,
                                         ------------------  ----------------
                                            1999      1998     1999     1998
                                            ----      ----     ----     ----

           Sales                          $40,400   $38,500  $77,600  $74,400
                                          =======   =======  =======  =======

           Income from discontinued
            operations, net of taxes      $ 1,600   $ 1,400  $ 2,500  $ 2,500
                                          =======   =======  =======  =======

      Interest expense allocated to discontinued operations amounted to $1.3 million and $1.2 million in the three month periods ended August 31, 1999 and 1998, respectively. Corresponding amounts in the six month periods ended August 31, 1999 and 1998 amounted to $2.6 million and $2.3 million, respectively.

      The net assets of the Industrial Filter Business have been excluded from their respective captions and reported as net assets of discontinued operations in the consolidated condensed balance sheet at August 31, 1999. The net assets of the Industrial Filter Business at August 31, 1999 were as follows (dollars in thousands):

            Cash                                    $  1,000
            Accounts receivable                       31,500
            Inventory                                 30,500
            Other assets                              16,100
            Property, plant & equipment, net          23,200
            Cost in excess of
             net assets acquired                      60,800
            Other liabilities                        (22,900)
                                                    --------
             Net assets of
              discontinued operations               $140,200
                                                    ========

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



5.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $10.1 million and $9.6 million at August 31, 1999 and February 28, 1999, respectively. The amount at February 28, 1999 includes approximately 1.2 million related to the Industrial Filter Business.

      Inventories consist of the following components (dollars in thousands):

                                               August 31,      February 28,
                                                  1999             1999
                                               ---------       ------------
        Raw materials                          $  98,300        $  76,200
        Work-in-process                           63,900           51,600
        Finished goods                           166,500          169,800
                                               ---------        ---------
              Total                            $ 328,700        $ 297,600
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of August 31, 1999. The amounts at February 28, 1999 are based upon the audited balance sheet at that date, and include $30.5 million related to the Industrial Filter Business.


6.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                               August 31,      February 28,
                                                  1999             1999


      Land and land improvements               $ 21,500         $ 24,900
      Buildings                                 199,700          174,700
      Machinery and equipment                   636,300          599,200
                                               --------         --------
         Total property, plant and equipment    857,500          798,800
      Less accumulated depreciation            (257,300)        (236,500)
                                               --------         --------
         Property, plant and equipment, net    $600,200         $562,300
                                               ========         ========

      The net amount at February 28, 1999 includes $23.2 million related to the Industrial Filter Business.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


7.  Long-term debt

      Long-term debt consists of the following (dollars in thousands):

                                         August 31, 1999        February 28,
                                       --------------------      -----------
                                       Pro Forma     Actual          1999
                                       ---------     ------          ----
      Senior Debt:
       Credit Agreement               $     -     $     -       $      -
       Other borrowing arrangements      146,100     146,100         42,400
                                      ----------  ----------    -----------
          Total                          146,100     146,100         42,400
       Less current maturities            (9,300)     (9,300)       (17,700)
                                      ----------  ----------    -----------
          Net senior debt                136,800     136,800         24,700
                                      ----------  ----------    -----------
      Subordinated Debt:
        7-3/4% Senior Notes               66,700     134,200       248,900
        7-1/2% Senior Notes              248,900     248,900       248,900
        4-3/4% Convertible Notes         275,000     275,000       275,000
                                      ----------  ----------    ----------
          Total subordinated debt        590,600     658,100       772,800
                                      ----------  ----------    ----------
          Total long-term debt           727,400     794,900       797,500

      Total stockholders' equity         538,200     538,200       596,700
                                      ----------  ----------    ----------
        Total capitalization          $1,265,600  $1,333,100    $1,394,200
                                      ==========  ==========    ==========
      Long-term debt as a
         percentage of total
         capitalization                    57.5%       59.6%         57.2%
                                      ==========  ==========    ==========

      The pro forma amounts in the table above represent the actual long-term debt position as of August 31, 1999, adjusted as if the sale of the Industrial Filter Business had occurred as of that date, and the proceeds were utilized first to eliminate current bank indebtedness in the U.S. ($72.7 million) and the balance utilized to reduce long-term indebtedness ($67.5 million).

      During the six month period ended August 31, 1999, the Company repurchased approximately $115.3 million principal amount of its 7-3/4% Senior Subordinated Notes, of which $89.7 million principal amount was repurchased during the three month period ended August 31, 1999. The Company recognized an extraordinary gain of $800,000 (net of taxes) in the three and six month periods ended August 31, 1999 from the repurchase of the Notes. Subsequent to August 31, 1999, the Company acquired an additional $15.1 million principal amount of such Notes.

      In April 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The redemption resulted in a one-time charge for early debt extinguishment of $2.6 million (net of tax) in the six month period ended August 31, 1998.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Common Stock Repurchases

      In May 1999, the Company announced completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Upon completion of the 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Total purchases under both authorizations in the current fiscal year through August 31, 1999 were approximately
      5.4 million shares, at an average cost of $16.70 per share, or a total cost of $90.2 million. Subsequent to August 31, 1999, the Company acquired approximately 1.5 million shares at an average cost of approximately $20.21 per share, or a total cost of $30.3 million. As of September 28, 1999 approximately 7.5 million shares remain available to be purchased under the Company's current Board authorization.

9.  Business Segment Information

      Information concerning the Company's Business Segments is as follows (dollars in thousands):
                                             Six Months Ended August 31,
                                             ---------------------------
                                                   1999        1998
                                                   ----        ----

      NET SALES TO CUSTOMERS
       Automotive                               $  588,400  $  482,800
       Industrial                                  412,900     436,700
                                                ----------  ----------
        Total related to
         continuing operations                  $1,001,300  $  919,500
                                                ==========  ==========

      OPERATING INCOME
        Automotive                              $   56,200  $   44,400
        Industrial                                  48,300      53,400
                                                ----------  ----------
        Management's measure of the
         segments' operating performance           104,500      97,800
        General corporate expense                   (8,100)     (8,000)
        Interest expense                           (27,000)    (23,900)
        Provision for income taxes                 (25,300)    (23,700)
                                                ----------  ----------
         Income from continuing operations      $   44,100  $   42,200
                                                ==========  ==========

                                                August 31,  February 28,
                                                   1999         1999
                                                ---------   -----------
      IDENTIFIABLE ASSETS
        Automotive                              $1,172,600  $  974,500
        Industrial                                 799,000     800,600
                                                ----------  ----------
         Total identificable assets
          of the segments                        1,971,600   1,775,100
        General corporate assets                    30,600     153,600
                                                ----------  ----------
         Total assets related to
          continuing operations                  2,002,200   1,928,700
        Discontinued operations                    140,200     151,000
                                                ----------  ----------
         Total consolidated                     $2,142,400  $2,079,700
                                                ==========  ==========

      The change in the level of identifiable assets of the Automotive segment is primarily the result of the Lombardini acquisition.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


10.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):

                                        Three Months Ended  Six Months Ended
                                              August 31,        August 31,
                                        ------------------  ----------------
      Basic Net Income Per Share:           1999     1998     1999    1998
      ---------------------------           ----     ----     ----    ----

      Net income                           $21,100  $20,900  $47,400 $45,200
                                           =======  =======  ======= =======

      Weighted average number of
         common shares outstanding          48,500   57,600   49,800  59,600
                                           =======  =======  ======= =======

      Basic net income per share           $   .44  $   .36  $   .95 $   .76
                                           =======  =======  ======= =======


      Diluted Net Income Per Share:
      ----------------------------
      Net income                           $21,100  $20,900  $47,400 $45,200

      After-tax equivalent of interest
         expense on the 4-3/4% Convertible
         Subordinated Notes                  2,000    2,000    4,000   4,000
                                           -------  -------  ------- -------
      Income for purposes of computing
         diluted net income per share      $23,100  $22,900  $51,400 $49,200
                                           =======  =======  ======= =======
      Weighted average common
         shares outstanding                 48,500   57,600   49,800  59,600

      Dilutive stock options                   400      200      300     300

      Weighted average effect of the
         assumed conversion of the 4-3/4%
         Convertible Subordinated Notes      8,400    8,400    8,400   8,400
                                           -------  -------  ------- -------
      Weighted average number of
         common shares outstanding
         for purposes of computing
         diluted net income per share       57,300   66,200   58,500  68,300
                                           =======  =======  ======= =======

      Diluted net income per share         $   .40  $   .35  $   .88 $   .72
                                           =======  =======  ======= =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------
The Company's working capital investment decreased by $64.0 million (13%) during the six month period ended August 31, 1999, to $426.6 million from $490.6 million at February 28, 1999. Eliminating the effects of acquisitions and divestitures, as well as cash and current financial indebtedness, the Company's working capital investment was approximately $422.6 million at August 31, 1999. Such amount reflects a nominal (1%) increase from the $418.5 investment which existed at February 28, 1999 on a comparable basis, and a nominal reduction (2%) from the $429.2 million investment which existed at August 31, 1998 on a comparable basis.

Capital expenditures for the six month period ended August 31, 1999 were approximately $37.9 million, which was $7.3 million lower than depreciation and amortization expense of $45.2 million in the same period, and reflects a consistent level of expenditures in comparison to the six month period ended August 31, 1998. Management anticipates that the Company's capital expenditure requirements will continue to be less than its depreciation and amortization expense for the remainder of fiscal 2000.

In May 1999, the Company announced completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Upon completion of the 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Total purchases under both authorizations in the current fiscal year through August 31, 1999 were approximately 5.4 million shares, at an average cost of $16.70 per share, or a total cost of $90.2 million. Subsequent to August 31, 1999, the Company acquired approximately 1.5 million shares at an average cost of approximately $20.21 per share, or a total cost of $30.3 million. As of September 28, 1999, approximately 7.5 million shares remain available to be purchased under the Company's current Board authorization.

During the six month period ended August 31, 1999, the Company repurchased approximately $115.3 million principal amount of its 7-3/4% Senior Subordinated Notes, of which $89.7 million principal amount was repurchased during the three month period ended August 31, 1999. The Company recognized an extraordinary gain of $800,000 (net of taxes) from the repurchase of the Notes in the three and six month periods ended August 31, 1999. Subsequent to August 31, 1999, the Company acquired an additional $15.1 million principal amount of such Notes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small gasoline and diesel engines for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 horsepower) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. It also exports its products to North America, Africa, Latin America and Asia. Lombardini is managed as a part of the Company's Automotive Business Segment.

On September 10, 1999 the Company completed the sale of its Industrial Filter Business, part of its Industrial business segment, for approximately $144.8 million in cash. The results of operations of this business have been segregated from the Company's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of income and cash flows. A portion of the net proceeds will be used to pay-down borrowings outstanding under the Company's revolving credit facility with the remainder available for common stock repurchases, debt extinguishment and/or future acquisitions.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's stock repurchase program, working capital requirements and anticipated capital expenditure needs for the foreseeable future.


Results of Operations
---------------------
The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations of Lombardini have been included in the Company's results of operations from its respective date of acquisition. The results of operations of the Company's Industrial Filter Business have been segregated from the results of the Company's continuing operations and reported as discontinued operations for all periods presented. The results of operations in fiscal 1999 have also been restated to exclude the results related to the operations divested at the end of fiscal 1999, consisting primarily of the Company's former Purolator Automotive Filter Business.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Net sales from continuing operations for the three and six month periods ended August 31, 1999 increased by $33.8 million (7.6%) and $81.8 million (8.9%), respectively, over the comparable periods last year. In the Company's Automotive product lines, net sales increased $12.5 million (5.4%) and $39.2 million (8.1%) in the three and six month periods ended August 31, 1999, respectively, over the comparable periods last year. Excluding the effects of the acquisition of Lombardini, internal growth in the Company's Automotive product lines amounted to $7.4 million (3.2%) and $29.8 million (6.2%) in the three and six month periods ended August 31, 1999, respectively, over the comparable periods last year. The internal growth in the Automotive product lines was generated by the domestic Automotive OEM and Aftermarket sectors, with internal growth in the domestic OEM sector up 12.6% and 18.1% and the Aftermarket sector up 2.5% and 10.3%, respectively, for the three and six month periods ended August 31, 1999 as compared to the same periods in the prior year. The internal growth in each of these domestic sectors compared to relatively flat sales in the corresponding international sectors.

In the Company's Industrial product lines, net sales increased $21.3 million (10%) and $42.6 million (9.7%) in the three and six month periods ended August 31, 1999, respectively, over the comparable periods last year. Excluding the effects of the acquisition of Lombardini, net sales in the Company's Industrial product lines decreased $13.4 million (6.3%) and $23.8 million (5.4%) in the three and six month periods ended August 31, 1999, respectively, in comparison to the corresponding prior year periods. The decreases were primarily attributable to unfavorable year-over-year comparisons in the Industrial sector's agricultural and petrochemical markets, which suffered deep cutbacks in the second half of fiscal 1999 which continued into fiscal 2000. These markets have shown some recent signs of strengthening, which should allow for a more favorable year-over-year comparison in the second half of fiscal 2000. The Industrial product lines also experienced decreases in the Transportation sector in the three and six month periods ended August 31, 1999 in comparison to the same periods in the prior year. Such decreases were due to the contract nature of this business which can result in an uneven shipment schedule and related revenue recognition over the short-term. It is anticipated that sales in the Transportation product lines will show a positive year-over-year comparison for fiscal 2000 on a full year basis.

The cost of products sold as a percentage of consolidated net sales remained consistent at approximately 68% for the three and six month periods ended August 31, 1999 and 1998. This consistent level is primarily attributable to somewhat improved operating efficiencies offset by reduced pension income resulting from lower earnings assumptions for the pension trust's assets in fiscal 2000.

Selling and administration costs as a percentage of consolidated net sales were 15.1% and 14.8% for the three and six month periods ended August 31, 1999, as compared to 15.5% and 15.2% for the three and six month periods ended August 31, 1998. The reduction in the level of costs indicates operating efficiencies achieved and the benefits of continued emphasis on cost control. The lower rates also reflect the effects of the Lombardini acquisition, which has a lower level of such costs than the Company's historical experience.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Research and development costs increased by $2.1 million (17%) and $3.7 million (15%), respectively, for the three and six month periods ended August 31, 1999 as compared to the three and six month periods ended August 31, 1998. As a percentage of consolidated net sales, these expenses increased to approximately 2.9% as compared to 2.8% in the comparable periods last year. This steady level of costs is primarily related to bringing new technology to the North American Automotive OEM market from acquisitions made in Europe, and the launching of a number of new products and system initiatives.

Depreciation and amortization expense increased by $3.7 million (19%) and $6.9 million (18%), respectively, for the three and six month periods ended August 31, 1999 as compared to the three and six month periods ended August 31, 1998. The increase is attributable to the inclusion of the results of operations of Lombardini, as well as the effects of the Company's capital equipment expenditures in the latter half of fiscal 1999.

Interest expense for the three and six month periods ended August 31, 1999 increased $1.4 million (11%) and $3.1 million (13%) from the level incurred in the three and six month periods ended August 31, 1998. The increase is primarily attributable to debt assumed in the acquisition of Lombardini, and increased indebtedness to fund the Company's stock repurchase program. These increases were somewhat offset by the repurchase of 7-3/4% Senior Subordinated Notes with the Company's lower rate revolving credit facility.

The effective tax rate as a percentage of pre-tax accounting income for the three and six month periods ended August 31, 1999 increased to 37.0% and 36.5%, respectively, from 36% for the comparable periods last year. The increase in the effective tax rate is primarily the result of an increased income mix in higher taxed European countries.

As a result of all of the above, income from continuing operations for the three and six month periods ended August 31, 1999 reflects increases of $.5 million (3%) and $1.9 million (5%) as compared to the comparable periods in the prior year. Net income for the three months ended August 31, 1999 was $21.1 million, including $1.6 million from discontinued operations, and an $800,000 gain from early debt extinguishment. Such amounts compare to net income for the three months ended August 31, 1998 of $20.9 million, which included $2.7 million from discontinued operations.

Net income in the first half of fiscal 2000 increased to $47.4 million, including $2.5 million from discontinued operations and an $800,000 gain from early debt extinguishment. Net income in the comparable period last year was $45.2 million, which included income from discontinued operations of $5.6 million, and an extraordinary loss from early debt extinguishment of $2.6 million.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



For its Information Technology exposures, the Company has substantially completed all remaining phases (remediation, testing and implementation) of its plan for all of its significant systems. The remediation, testing and implementation phases for the Company's Operating Equipment have also been substantially completed. With respect to Third-Party Activities, the Company has made inquiries of its significant customers and suppliers and, at the present time, is not aware of problems that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and in turn their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

The Company has utilized both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company's total cost to address the Year 2000 Issue for its continuing operations through August 31, 1999, was approximately $6.8 million, with approximately $800,000 of that amount being expended in the six month period ended August 31, 1999. Such total costs included $1.9 million for capital expenditures related to new systems and equipment, and $4.9 million for operating expenses related to modifications of existing systems and equipment.

The Company presently believes that with its modifications and replacement of existing hardware and software, and continued contact with its significant customers and suppliers, problems related to the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not successful, and if the Year 2000 plans of its significant customers and suppliers (and, in turn, their significant customers and suppliers) are not completed on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's results of operations, cash flows and financial condition.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The Future Factors that may affect the operations, performance and results of the Company's businesses include the following:

      a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
      b. the Company's ability to continue to control and reduce its costs of production;
      c. the level of consumer demand for new vehicles equipped with the Company's products;
      d. the level of consumer demand for the Company's aftermarket products, which varies based on such factors as the severity of winter weather, the age of automobiles in the Company's markets and the impact of improvements or changes in original equipment products;
      e. the effect of changes in the distribution channels for the Company's aftermarket and industrial products;
      f. the successful completion of the Company's Year 2000 plan, as well as the plans of its significant customers and suppliers; and,
      g. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.


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


                                         MARK IV INDUSTRIES, INC.
                                               Registrant




DATE:  October 1, 1999                   /s/ Sal H. Alfiero
       ---------------                   ------------------------
                                         Sal H. Alfiero
                                         Chairman of the Board



DATE:  October 1, 1999                   /s/ William P. Montague
       ---------------                   ------------------------
                                         William P. Montague
                                         President



DATE:  October 1, 1999                   /s/ John J. Byrne
       ---------------                   ------------------------
                                         John J. Byrne
                                         Vice President - Finance
                                          and Chief Financial Officer



DATE:  October 1, 1999                   /s/ Richard L. Grenolds
       ---------------                   ------------------------
                                         Richard L. Grenolds
                                         Vice President and
                                           Chief Accounting Officer



DATE:  October 1, 1999                   /s/ Clement R. Arrison
       ---------------                   ------------------------
                                         Clement R. Arrison
                                           Director

EXHIBIT INDEX


Description
-----------
                                                                     Page No.

      * 27        Financial Data Schedule                              24


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program