Form 10-Q
period 1999-11-30
MARK IV INDUSTRIES INC
filed 2000-01-14
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended November 30, 1999.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ______.


Commission File Number             1-8862


                          MARK IV INDUSTRIES, INC.
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
------------------------------                       ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


501 John James Audubon Parkway, P.O. Box 810, Amherst, New York 14226-0810
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (716) 689-4972
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     --       ---

Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                    Outstanding at January 13, 2000
   -----                                    -------------------------------
Common stock $.01 par value                            44,303,951

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 November 30, 1999 and February 28, 1999                             3

Consolidated Statements of Income
 For the Three Month Periods Ended November 30, 1999 and 1998        4

Consolidated Statements of Income
 For the Nine Month Periods Ended November 30, 1999 and 1998         5

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended November 30, 1999 and 1998         6

Consolidated Statements of Comprehensive Income and
 Retained Earnings for the Three and Nine Month Periods
 Ended November 30, 1999 and 1998                                    7

Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                15


Part II.  Other Information                                         22


Signature Page                                                      23

Exhibit Index                                                       24

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                               November 30,      February 28,
                                                   1999              1999
                                                   ----              -----

ASSETS                                          (Unaudited)
Current Assets:
  Cash and short-term investments               $    1,700        $  125,700
  Accounts receivable                              409,100           406,000
  Inventories                                      355,700           297,600
  Other current assets                             129,000           133,300
                                                ----------        ----------
     Total current assets                          895,500           962,600

Pension and other non-current assets               193,500           185,500

Property, plant and equipment, net                 602,900           562,300

Cost in excess of net assets acquired              353,700           369,300
                                                ----------        ----------
     TOTAL ASSETS                               $2,045,600        $2,079,700
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $  114,600        $   57,800
  Accounts payable                                 252,300           219,900
  Compensation related liabilities                  78,900            79,000
  Accrued interest                                   9,600            23,200
  Other current liabilities                        104,300            92,100
                                                ----------        ----------
    Total current liabilities                      559,700           472,000
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      131,400            24,700
  Subordinated debentures                          643,100           772,800
                                                ----------        ----------
    Total long-term debt                           774,500           797,500
                                                ----------        ----------
Other non-current liabilities                      234,600           213,500
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         400               500
  Additional paid-in capital                       277,100           440,700
  Retained earnings                                266,300           203,300
  Foreign currency translation adjustment          (67,000)          (47,800)
                                                ----------        ----------
    Total stockholders' equity                     476,800           596,700
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,045,600        $2,079,700
                                                ==========        ==========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         For the Three Month Periods Ended November 30, 1999 and 1998
                 (Amounts in thousands, except per share data)

                                                   1999               1998
                                                   ----               ----
                                                                 (As Restated)

Net sales from continuing operations             $500,200           $450,900
                                                 --------           --------
Operating costs:
  Cost of products sold (including
   $62.8 million related to repositioning
   charge in 1998)                                338,800            364,100
  Selling and administration                       72,000             68,500
  Research and development                         15,400             11,500
  Depreciation and amortization                    23,900             20,200
                                                 --------           --------
    Total operating costs                         450,100            464,300
                                                 --------           --------
    Operating income (loss)                        50,100            (13,400)

Interest expense                                   13,200             13,000
                                                 --------           --------
  Income (loss) from continuing operations,
   before provision for taxes                      36,900            (26,400)

Provision for (benefit from) income taxes          13,600            (11,500)
                                                 --------           --------
  Income (loss) from continuing operations         23,300            (14,900)

Income from discontinued operations,
 net of taxes                                        -                 1,900

Extraordinary gain from early extinguishment
 of debt, net of tax effects                          100               -
                                                 --------           --------
  Net income (loss)                              $ 23,400           $(13,000)
                                                 ========           ========

Net income (loss) per share of common stock:
  Basic:
   Income (loss) from continuing operations      $    .51           $   (.27)
   Income from discontinued operations                -                  .03
   Extraordinary gain                                 -                 -
                                                 --------           --------
     Net income (loss)                           $    .51           $   (.24)
                                                 ========           ========
  Diluted:
   Income (loss) from continuing operations      $    .46           $   (.27)
   Income from discontinued operations                -                  .03
   Extraordinary gain                                 -                 -
                                                 --------           --------
     Net income (loss)                           $    .46           $   (.24)
                                                 ========           ========
Weighted average number of shares
 outstanding:

  Basic                                            46,000             54,500
                                                   ======             ======
  Diluted                                          54,700             63,000
                                                   ======             ======

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          For the Nine Month Periods Ended November 30, 1999 and 1998
                 (Amounts in thousands, except per share data)


                                                  1999               1998
                                                  ----               ----
                                                                  (As Restated)

Net sales from continuing operations           $1,501,500         $1,370,400
                                               ----------         ----------
Operating costs:
  Cost of products sold (including
   $62.8 million related to repositioning
   charge in 1998)                              1,021,400            990,400
  Selling and administration                      220,000            208,200
  Research and development                         44,500             36,900
  Depreciation and amortization                    69,100             58,500
                                               ----------         ----------
    Total operating costs                       1,355,000          1,294,000
                                               ----------         ----------
    Operating income                              146,500             76,400

Interest expense                                   40,200             36,900
                                               ----------         ----------
  Income from continuing operations,
   before provision for taxes                     106,300             39,500

Provision for income taxes                         38,900             12,200
                                               ----------         ----------
  Income from continuing operations                67,400             27,300

Income from discontinued operations,
 net of taxes                                       2,500              7,500

Extraordinary gain (loss) from early
 extinguishment of debt, net of tax effects           900             (2,600)
                                               ----------         ----------
    Net income                                  $  70,800          $  32,200
                                               ==========         ==========
Net income per share of common stock:
  Basic:
   Income from continuing operations            $    1.39          $     .47
   Income from discontinued operations                .05                .13
   Extraordinary gain (loss)                          .02               (.04)
                                                ---------          ---------
     Net income                                 $    1.46          $     .56
                                                =========          =========
  Diluted:
   Income from continuing operations            $    1.28          $     .47
   Income from discontinued operations                .04                .11
   Extraordinary gain (loss)                          .02               (.04)
                                                ---------          ---------
     Net income                                 $    1.34          $     .54
                                                =========          =========
Weighted average number of shares
 outstanding:
  Basic                                            48,500             57,900
                                                   ======             ======
  Diluted                                          57,200             66,500
                                                   ======             ======

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Nine Month Periods Ended November 30, 1999 and 1998
                            (Dollars in thousands)


                                                          1999         1998
                                                          ----         ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations                   $  67,400     $  27,300
  Items not affecting cash:
   Depreciation and amortization                         69,100        58,500
   Pension and compensation related items, net           (9,500)      (18,000)
   Deferred income taxes                                 12,000         8,700
   Repositioning charge                                    -           28,500
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                  12,400        14,700
    Inventories                                         (31,800)       12,300
    Accounts payable                                     (2,400)       13,900
    Compensation related liabilities                     (2,900)        3,200
    Accrued expenses and other items, net               (47,800)      (37,800)
                                                       --------      --------
     Net cash provided by continuing
      operating activities                               66,500       111,300
  Net cash provided by discontinued operations              800        20,200
  Extraordinary gain (loss) before deferred charges       3,100        (3,300)
                                                       --------      --------
     Net cash provided by operating activities           70,400       128,200
                                                       --------      --------
Cash flows from investing activities:
  Acquisitions                                          (62,600)       (2,400)
  Divestitures and asset sales                          181,400          -
  Purchase of plant and equipment, net                  (58,600)      (53,700)
                                                       --------      --------
    Net cash provided by (used in)
    investing activities                                 60,200       (56,100)
                                                       --------      --------
Cash flows from financing activities:
  Credit agreement borrowings, net                       25,100       125,000
  Retirement of subordinated debt                      (130,300)      (73,100)
  Other changes in long-term debt, net                   30,900        14,900
  Changes in short-term bank borrowings, net             (8,600)      (83,800)
  Repurchase of common stock, net                      (163,700)     (166,300)
  Cash dividends paid                                    (8,000)       (8,400)
                                                       --------      --------
    Net cash used in financing activities              (254,600)     (191,700)
                                                       --------      --------
    Net decrease in cash and
     short-term investments                            (124,000)     (119,600)
Cash and short-term investments:
  Beginning of the period                               125,700       120,900
                                                       --------      --------
  End of the period                                    $  1,700      $  1,300
                                                       ========      ========




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS For the Three and Nine Month Periods Ended November 30, 1999 and 1998
                            (Dollars in thousands)
                                 (Unaudited)




Comprehensive Income
--------------------
                                       Three Months Ended  Nine Months Ended
                                          November 30,       November 30,
                                       ------------------  -----------------
                                          1999      1998      1999    1998
                                          ----      ----      ----    ----

Net income (loss)                      $ 23,400  $(13,000) $ 70,800  $ 32,200

Balance sheet effect of foreign
 currency translation adjustments        (8,800)    7,500   (19,200)    1,600
                                       --------  --------  --------   -------
Comprehensive net income               $ 14,600  $ (5,500) $ 51,600  $ 33,800
                                       ========  ========  ========  ========




Retained Earnings
-----------------

Retained earnings at the beginning
 of the period                          $245,300  $206,600 $203,300 $167,100

Net income (loss)                         23,400   (13,000)  70,800   32,200

Cash dividends of $.055, $.05, $.165
 and $.15 per share                       (2,400)   (2,700)  (7,800)  (8,400)
                                        --------  -------- -------- --------
Retained earnings at the end
 of the period                          $266,300  $190,900 $266,300 $190,900
                                        ========  ======== ======== ========




The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.  Financial Statements

      The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenue and expense during the reporting periods. It should be recognized that the actual results could differ from those estimates.

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at November 30, 1999, and the results of its operations and its cash flows for the periods ended November 30, 1999 and 1998. Such results are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of the November 30, 1998 financial statements have been made to reflect the Company's fiscal 1999 discontinued operations which were divested near the end of fiscal 1999, as well as the discontinued operations which were divested in the current fiscal year.


2.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $58.3 million and $69.2 million in the nine month periods ended November 30, 1999 and 1998, respectively. The Company also made cash income tax payments of approximately $25.9 million and $24.8 million in the nine month periods ended November 30, 1999 and 1998, respectively.


3.    Acquisitions

      In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small diesel engines, for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 hp) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. Subsequent to the Lombardini acquisition, the Company also acquired Ruggerini, and the CVT business of Piaggio, for total consideration (including debt assumed)of approximately $23 million. These acquisitions represented complementary add-ons to Lombardini's activities, all of which are managed as a part of the Automotive Business Segment.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



4.  Divestitures

      In September 1999, the Company completed the sale of its Industrial Filter Business for approximately $144.8 million in cash. The Company's Industrial Filter Business was part of its Industrial Business Segment. The results of operations of this business have been segregated from the Company's continuing operations and accounted for as a discontinued operation in the accompanying consolidated statements of income and cash flows. The results of operations of the Industrial Filter Business up to its disposal date were as follows (dollars in thousands):

                                         Three Months Ended  Nine Months Ended
                                            November 30,       November 30,
                                         ------------------  -----------------
                                            1999      1998     1999     1998
                                         --------   ------   ------- --------

           Sales                          $  -      $39,600  $77,600 $114,000
                                         ========   =======  ======= ========
           Income from discontinued
            operations, net of taxes      $  -      $ 4,800  $ 2,500 $  7,300
                                         ========   =======  ======= ========

      Interest expense allocated to discontinued operations amounted to $1.2 million in the three month period ended November 30, 1998. Corresponding amounts in the nine month periods ended November 30, 1999 and 1998 amounted to $2.6 million and $3.5 million, respectively.

5.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $12.7 million and $9.6 million at November 30, 1999 and February 28, 1999, respectively. The amount at February 28, 1999 includes approximately $1.2 million related to the Industrial Filter Business.

      Inventories consist of the following components (dollars in thousands):

                                              November 30,     February 28,
                                                  1999             1999
                                              -----------      -----------

        Raw materials                          $ 108,000        $  76,200
        Work-in-process                           63,800           51,600
        Finished goods                           183,900          169,800
                                               ---------        ---------
              Total                            $ 355,700        $ 297,600
                                               =========        =========

      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods based on the Company's perpetual inventory records. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of November 30, 1999. The amounts at February 28, 1999 are based upon the audited balance sheet at that date, and include $30.5 million related to the Industrial Filter Business.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


6.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                                   November 30,  February 28,
                                                       1999          1999
                                                   ------------  ------------


      Land and land improvements                     $ 21,400      $ 24,900
      Buildings                                       201,400       174,700
      Machinery and equipment                         655,900       599,200
                                                     --------      --------
         Total property, plant and equipment          878,700       798,800
      Less accumulated depreciation                  (275,800)     (236,500)
                                                     --------      --------
         Property, plant and equipment, net          $602,900      $562,300
                                                     ========      ========


      The net amount at February 28, 1999 includes $23.2 million related to the Industrial Filter Business.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



7.  Long-term debt

      Long-term debt consists of the following (dollars in thousands):

                                                 November 30,   February 28,
                                                     1999           1999
                                                 ------------   ------------
      Senior Debt:
       Credit Agreement                           $    -        $    -
       Other borrowing arrangements                 140,100         42,400
                                                  ---------     ----------
          Total                                     140,100         42,400
       Less current maturities                       (8,700)       (17,700)
                                                  ---------     ----------
          Net senior debt                           131,400         24,700
                                                  ---------     ----------
      Subordinated Debt:
        7-3/4% Senior Notes                         119,100        248,900
        7-1/2% Senior Notes                         249,000        248,900
        4-3/4% Convertible Notes                    275,000        275,000
                                                  ---------     ----------
          Total subordinated debt                   643,100        772,800
                                                  ---------     ----------
          Total long-term debt                      774,500        797,500

      Total stockholders' equity                    476,800        596,700
                                                  ---------     ----------
        Total capitalization                     $1,251,300     $1,394,200
                                                 ==========     ==========
      Long-term debt as a
         percentage of total
         capitalization                               61.9%          57.2%
                                                 ==========     ==========

      During the nine month period ended November 30, 1999, the Company repurchased approximately $130.4 million principal amount of its 7-3/4% Senior Subordinated Notes, of which $15.1 million principal amount was repurchased during the three month period ended November 30, 1999. The Company recognized an extraordinary gain of $100,000 and $900,000 (net of taxes) in the three and nine month periods ended November 30, 1999, respectively, from the repurchase of the Notes.

      In April 1998, the Company redeemed the remaining $73.1 million principal balance of its 8-3/4% Senior Subordinated Notes due April 1, 2003. The redemption resulted in a one-time charge for early debt extinguishment of $2.6 million (net of tax) in the nine month period ended November 30, 1998.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




8.  Restructuring and Repositioning Charges

      The Company has substantially completed the restructuring and repositioning activities related to the special charges recognized in fiscal 1997 and fiscal 1999. The expenditure activity for fiscal 2000 consists of the following (dollars in thousands):

                                       Balance       Amounts      Balance
                                     Remaining at    Paid in    Remaining at
                                     February 28,     Fiscal    November 30,
                                          1999        2000          1999
                                     ------------    --------   -------------
      Facility closing and lease
       run-out costs                   $18,500       $ 7,400      $11,100

      Severance and other costs          9,800         4,700        5,100
                                       -------       -------      -------
            Total                      $28,300       $12,100      $16,200
                                       =======       =======      =======

      It is anticipated the majority of the liability remaining at November 30, 1999, related primarily to contractual obligations and on-going severance payments, will be paid by the end of fiscal 2001.


9.  Common Stock Repurchases

      In May 1999, the Company announced completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Upon completion of the 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Total purchases under both authorizations in the current fiscal year through November 30, 1999 were approximately
      9.1 million shares, at an average cost of $17.94 per share, or a total cost of $163.5 million. As of January 13, 2000 approximately 5.2 million shares remain available to be purchased under the Company's current Board authorization.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




10.  Business Segment Information

      Information concerning the Company's Business Segments is as follows (dollars in thousands):
                                            Nine Months Ended November 30,
                                            ------------------------------
                                                   1999        1998
                                                   ----        ----
      NET SALES TO CUSTOMERS
       Automotive                               $  907,900  $  748,500
       Industrial                                  593,600     621,900
                                                ----------  ----------
         Total related to
         continuing operations                  $1,501,500  $1,370,400
                                                ==========  ==========
      OPERATING INCOME
        Automotive                              $   89,400  $   74,900
        Industrial                                  69,000      76,000
                                                ----------  ----------
        Management's measure of the
         segments' operating performance           158,400     150,900
        Repositioning charge                          -        (62,800)
        General corporate expense                  (11,900)    (11,700)
        Interest expense                           (40,200)    (36,900)
        Provision for income taxes                 (38,900)    (12,200)
                                                ----------  ----------
         Income from continuing operations      $   67,400  $   27,300
                                                ==========  ==========

                                               November 30, February 28,
                                                   1999         1999
                                              -----------  ------------
      IDENTIFIABLE ASSETS
        Automotive                              $1,204,600  $  974,500
        Industrial                                 816,500     800,600
                                                ----------  ----------
         Total identifiable assets
          of the segments                        2,021,100   1,775,100
        General corporate assets                    24,500     153,600
                                                ----------  ----------
         Total assets related to
          continuing operations                  2,045,600   1,928,700
        Discontinued operations                       -        151,000
                                                ----------  ----------
         Total consolidated                     $2,045,600  $2,079,700
                                                ==========  ==========

      The change in the level of identifiable assets of the Automotive segment is primarily the result of the Lombardini acquisition, further described in Footnote 3 included elsewhere herein.

                               MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


11.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):

                                        Three Months Ended  Nine Months Ended
                                             November 30,     November 30,
                                        ------------------  -----------------
      Basic Net Income Per Share:           1999     1998     1999    1998
      --------------------------            ----     ----     -----   ----

      Net income (loss)                    $23,400 $(13,000) $70,800 $32,200
                                           ======= ========  ======= =======
      Weighted average number of
         common shares outstanding          46,000   54,500   48,500  57,900
                                           ======= ========  ======= =======

      Basic net income (loss) per share    $   .51 $   (.24) $  1.46 $   .56
                                           ======= ========  ======= =======

      Diluted Net Income Per Share:
      ----------------------------
      Net income (loss)                    $23,400 $(13,000) $70,800 $32,200
      After-tax equivalent of interest
         expense on the 4-3/4% Convertible
         Subordinated Notes                  2,000    2,000    6,000   6,000
                                           ------- --------  ------- -------
      Income (loss) for purposes of
       computing diluted net
       income per share                    $25,400 $(11,000) $76,800 $38,200
                                           ======= ========  ======= =======
      Weighted average common
         shares outstanding                 46,000   54,500   48,500  57,900
      Dilutive stock options                   300      100      300     200
      Weighted average effect of the
         assumed conversion of the 4-3/4%
         Convertible Subordinated Notes      8,400    8,400    8,400   8,400
                                            ------   ------   ------  ------
      Weighted average number of
         common shares outstanding
         for purposes of computing
         diluted net income per share       54,700   63,000   57,200  66,500
                                            ======   ======   ======  ======
       Diluted net income (loss) per share
       before adjustment to eliminate
       anti-dilutive effect                $   .46 $   (.17) $  1.34 $   .58
      Adjustment to eliminate
       anti-dilutive effect (a)                -       (.07)     -      (.04)
                                           ------- --------  ------- -------
      Diluted net income (loss) per share  $   .46 $   (.24) $  1.34 $   .54
                                           ======= ========  ======= =======



      (a) As a result of the restructuring charge in the third quarter of fiscal 1999, the conversion calculations have the effect of being anti-dilutive to income from continuing operations. Therefore, the diluted per share amounts for the three and nine month periods ended November 30, 1998, have been adjusted to eliminate such anti-dilutive effects.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Company's working capital investment decreased by $154.8 million (32%) during the nine month period ended November 30, 1999, to $335.8 million from $490.6 million at February 28, 1999. Eliminating the effects of acquisitions and divestitures, as well as cash and current financial indebtedness, the Company's working capital investment was approximately $448.7 million at November 30, 1999. Such amount reflects an increase of $21.9 million (5%) from the $426.8 investment which existed at February 28, 1999, and is comparable to the $445.3 million investment which existed at November 30, 1998, on a comparable basis. The increase from February 28, 1999's level includes a temporary inventory build to address customers' "year 2000" concerns, and such increase is expected to be worked-down over the next two fiscal quarters.

Capital expenditures for the nine month period ended November 30, 1999 were approximately $58.6 million, which was $10.5 million lower than depreciation and amortization expense of $69.1 million in the same period, and reflects a consistent level of expenditures in comparison to the nine month period ended November 30, 1998. Management anticipates that the Company's capital expenditure requirements will continue to be less than its depreciation and amortization expense for the remainder of fiscal 2000, and into fiscal 2001.

In May 1999, the Company announced completion of its ten million share repurchase program approved by the Board of Directors in May 1998. Upon completion of the 1998 program, the Company's Board of Directors approved the purchase of an additional ten million shares. It is expected that such shares will be purchased in the open-market, or through privately negotiated transactions at prices which the Company considers to be attractive. Total purchases under both authorizations in the current fiscal year through November 30, 1999 were approximately 9.1 million shares, at an average cost of $17.94 per share, or a total cost of $163.5 million. As of January 13, 2000, approximately 5.2 million shares remain available to be purchased under the Company's current Board authorization.

During the nine month period ended November 30, 1999, the Company repurchased approximately $130.4 million principal amount of its 7-3/4% Senior Subordinated Notes, of which $15.1 million principal amount was repurchased during the three month period ended November 30, 1999.

In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small diesel engines for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 hp) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Subsequent to the Lombardini acquisition, the Company also acquired Ruggerini, and the CVT business of Piaggio, for total consideration (including debt assusmed) of approximately $23 million. These acquisitions represented complementary add-ons to Lombardini's activities, all of which are managed as a part of the Automotive Business Segment.

In September 1999, the Company completed the sale of its Industrial Filter Business, part of its Industrial business segment, for approximately $144.8 million in cash. The results of operations of this business have been segregated from the Company's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of income and cash flows. The net proceeds were used initially to pay-down borrowings outstanding under the Company's revolving credit facility, and subsequently utilized to fund common stock repurchases, debt extinguishment and acquisitions.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Results of Operations
---------------------

The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations of the Lombardini-related acquisitions have been included in the Company's results of operations from their respective dates of acquisition. The results of operations of the Company's Industrial Filter Business have been segregated from the results of the Company's continuing operations and reported as discontinued operations for all periods presented. The results of operations in fiscal 1999 have also been restated to exclude the results related to the operations divested at the end of fiscal 1999, consisting primarily of the Company's former Purolator Automotive Filter Business.

Net sales from continuing operations for the three and nine month periods ended November 30, 1999 increased by $49.3 million (11%) and $131.1 million (9.6%), respectively, over the comparable periods last year. In the Company's Automotive product lines, net sales increased $8.3 million (3.1%) and $49.5 million (6.6%) in the three and nine month periods ended November 30, 1999, respectively, over the comparable periods last year. Excluding the effects of the Lombardini-related acquisitions and the foreign currency exchange rate movements, internal growth in the Company's Automotive product lines amounted to $15.2 million (5.7%) and $60.0 million (7.9%) in the three and nine month periods ended November 30, 1999, respectively, over the comparable periods last year.

The internal growth in the Automotive product lines for the three month period ended November 30, 1999, as compared to the comparable period in the prior year was generated by the international Automotive OEM and domestic Automotive Aftermarket sectors, with internal growth up 11.2% and 21.8%, respectively. The internal growth in these sectors offset slightly reduced sales year-over-year in the domestic Automotive OEM and international Aftermarket sectors for the three month periods ended November 30, 1999. The internal growth in the Automotive product lines for the nine month period ended November 30, 1999 as compared to the comparable period in the prior year was generated by the Automotive OEM sector with internal growth up 10.0%, with domestic growth up 16.6% and international growth up 6.3%. The domestic Aftermarket sector also contributed to the internal growth, with an increase of 5.8% for the nine month period, while the international sector showed slightly reduced sales on a year-over-year basis.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


In the Company's Industrial product lines, net sales increased $41.0 million (22.2%) and $81.6 million (13.1%) in the three and nine month periods ended November 30, 1999, respectively, over the comparable periods last year. Excluding the effects of the Lombardini-related acquisitions and the foreign currency exchange rate movements, net sales in the Company's Industrial product lines increased $2.3 million (1.3%) and decreased $12.2 million
(2.1%) in the three and nine month periods ended November 30, 1999, respectively, in comparison to the corresponding prior year periods. The relatively flat increase in the three month period and the decrease in the nine month period were primarily attributable to unfavorable year-over-year comparisons in the Industrial sector's agricultural and petrochemical markets. The Industrial product lines also experienced decreases in the Transportation sector in the three and nine month periods ended November 30, 1999 in comparison to the same periods in the prior year. Such decreases were due to the contract nature of this business which can result in an uneven shipment schedule and related revenue recognition over the short-term.

The cost of products sold (excluding the Company's repositioning charge) as a percentage of consolidated net sales was 67.7% and 68.0% as compared to 66.8% and 67.7% for the three and nine month periods ended November 30, 1999 and 1998. This increased level is primarily attributable to start-up costs related to beginning new air intake manifold production in North America, which will begin customer shipments in the fourth quarter of fiscal 2000. The cost relationships in the three and nine month periods were also effected by reduced pension income resulting from lower earnings assumptions for the pension trust's assets in fiscal 2000, as well as the effects of the Lombardini-related acquisitions which had lower margins than the Company's existing revenue base.

Selling and administration costs as a percentage of consolidated net sales were 14.4% and 14.7% for the three and nine month periods ended November 30, 1999, as compared to 15.2% and 15.2% for the three and nine month periods ended November 30, 1998. The reduction in the level of costs indicates operating efficiencies achieved and the benefits of continued emphasis on cost control. The lower rates also reflect the effects of the Lombardini-related acquisitions, which have a lower level of such costs than the Company's historical experience.

Research and development costs increased by $3.9 million (34%) and $7.6 million (21%), respectively, for the three and nine month periods ended November 30, 1999 as compared to the three and nine month periods ended November 30, 1998. As a percentage of consolidated net sales, these expenses were approximately 3.0% as compared to approximately 2.7% in the comparable periods last year. The increased level of costs, as a percentage of net sales, is primarily related to bringing new technology to the North American Automotive OEM market from acquisitions made in Europe, and the launching of a number of new products and systems initiatives.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Depreciation and amortization expense increased by $3.7 million (18%) and $10.6 million (18%), respectively, for the three and nine month periods ended November 30, 1999 as compared to the three and nine month periods ended November 30, 1998. The increase is attributable to the inclusion of the results of operations of the Lombardini-related businesses, as well as the effects of the Company's capital equipment expenditures in the latter half of fiscal 1999 and first half of fiscal 2000.

Interest expense for the three and nine month periods ended November 30, 1999 increased $200,000 (2%) and $3.3 million (9%) from the level incurred in the three and nine month periods ended November 30, 1998. The increase is primarily attributable to debt resulting from the Lombardini-related acquisitions, and increased indebtedness to fund the Company's stock repurchase program. These increases were somewhat offset by the repurchase of a portion of the Company's 7-3/4% Senior Subordinated Notes, as well as the repayment of the Company's outstanding revolving credit facility with proceeds from the divestiture of the Company's Industrial Filter business.

The effective tax rate as a percentage of pre-tax accounting income for the three and nine month periods ended November 30, 1999 increased to approximately 37.0% and 36.6%, respectively, from 36% for the comparable periods last year (excluding the effect of tax benefits related to the Company's repositioning charge). The increase in the effective tax rate is primarily the result of an increased income mix in higher taxed European countries.

As a result of all of the above, and excluding the effects of the Company's repositioning charge in 1998, income from continuing operations for the three and nine month periods ended November 30, 1999 reflects increases of $100,000 and $2.0 million as compared to the comparable periods in the prior year.

Net income for the three month period ended November 30, 1999 was $23.4 million, which included a $100,000 gain from early debt extinguishment. Such amounts compare to a net loss for the three month period ended November 30, 1998 of $13.0 million, which included a $38.1 million repositioning charge and $1.9 million of income from discontinued operations.

Net income in the nine month period ended November 30, 1999 increased to $70.8 million, including $2.5 million from discontinued operations and a $900,000 extraordinary gain from early debt extinguishment. Net income in the comparable period last year was $32.2 million, which included a $38.1 million repositioning charge and income from discontinued operations of $7.5 million, and an extraordinary loss from early debt extinguishment of $2.6 million.

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


Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue was the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, manufacture products or engage in other normal business activities.

The Company developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems ("Information Technology") and other equipment utilized in its various manufacturing, distribution and administration activities (utilizing embedded chips or software..."Operating Equipment") would be Year 2000 compliant and operational on a timely basis. The plan addressed all of the Company's locations throughout the world, and included a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also included an assessment process to determine that the Company's significant customers and suppliers ("Third-Party Activities") would also be Year 2000 compliant.

The Company utilized both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications identified from its assessment process. The Company's total cost to address the Year 2000 Issue for its continuing operations was approximately $6.8 million, with approximately $800,000 of that amount expended in the nine month period ended November 30, 1999. Such total costs included $1.9 million for capital expenditures related to new systems and equipment, and $4.9 million for operating expenses related to modifications of existing systems and equipment.

Based upon the company's completion of its Year 2000 plans and transition into calendar year 2000, the Company does not anticipate any substantive problems related to this issue going forward.

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


                                         MARK IV INDUSTRIES, INC.
                                               Registrant




DATE:  January 14, 2000                  /s/ Sal H. Alfiero
       ----------------                  -----------------------
                                         Sal H. Alfiero
                                         Chairman of the Board



DATE:  January 14, 2000                  /s/ William P. Montague
       ----------------                  -----------------------
                                         William P. Montague
                                         President



DATE:  January 14, 2000                  /s/ John J. Byrne
       ----------------                  -----------------------
                                         John J. Byrne
                                         Vice President - Finance
                                          and Chief Financial Officer



DATE:  January 14, 2000                  /s/ Richard L. Grenolds
       ----------------                  -----------------------
                                         Richard L. Grenolds
                                         Vice President and
                                          Chief Accounting Officer



DATE:  January 14, 2000                  /s/ Clement R. Arrison
       ----------------                  -----------------------
                                         Clement R. Arrison
                                         Director

EXHIBIT INDEX



Description
------------

                                                                     Page No.
                                                                     -------

      * 27        Financial Data Schedule                              25


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program