Form 10-K
period 2000-02-29
MARK IV INDUSTRIES INC
filed 2000-05-30
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2000

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________________ to _____________________

Commission File No. 1-8862

                           MARK IV INDUSTRIES, INC.
--------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                     23-1733979
-------------------------------          ---------------------------------
(State or other jurisdiction of        (IRS employer Identification number)
 incorporation or organization)

501 John James Audubon Pkwy., P.O. Box 810, Amherst, NY        14226-0810
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (716) 689-4972
                                                          --------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .
                                                    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----
      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 10, 2000 on the New York Stock Exchange was approximately $817,792,919.

      As of May 10, 2000, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was approximately 44,354,507 shares.

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

                           MARK IV INDUSTRIES, INC.
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K


PART I                                                               Page

Item 1:     Business....................................................3
Item 2:     Properties.................................................19
Item 3:     Legal Proceedings..........................................20
Item 4:     Submission of Matters to a Vote
             of Security Holders.......................................20


PART II

Item 5:     Market for the Company's Common Stock and
             Related Security Holder Matters...........................20
Item 6:     Selected Financial Data....................................21
Item 7:     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations.............................................23
Item 8:     Financial Statements and Supplementary
             Data......................................................32
Item 9:     Disagreement on Accounting and Financial
             Disclosure................................................61


PART III

Item 10:    Directors and Executive Officers of the
             Registrant................................................61
Item 11:    Executive Compensation.....................................61
Item 12:    Security Ownership of Certain Beneficial
             Owners and Management.....................................61
Item 13:    Certain Relationships and Related
             Transactions..............................................61


PART IV

Item 14:    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ......................................62
            Signatures.................................................69
            Exhibit Index..............................................70

                                    PART I

ITEM 1.  BUSINESS


General

      Mark IV Industries, Inc. ("Mark IV" or "the Company") is a diversified manufacturer of a broad range of proprietary and other power and fluid transfer products and systems which serve primarily industrial and automotive markets. Many of Mark IV's product groups have a significant, and in certain instances the leading share of their respective markets. Products manufactured by Mark IV principally serve specialized needs in markets in which relatively few manufacturers compete. These products are primarily sold on a direct basis; however sales are also made through independent distributors, to other manufacturers and commercial users in the United States and Europe and, to a lesser extent, in Canada, South America and the Asia and Pacific Region. Mark IV operates 65 manufacturing facilities and 51 distribution and sales locations and employs approximately 15,600 people in 14 countries.

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

      In furtherance of these strategies, over its last five fiscal years, Mark IV has:

     (i) increased its emphasis on cash-flow and asset utilization by selling its non-core businesses and emphasizing cash-flow in its new management incentive plans;
     (ii) expanded its product make-up and increased its new business opportunities to supply power systems to the emerging city car market through its $148 million acquisition of Lombardini FIM SpA ("Lombardini") in April 1999;
     (iii) acquired Ruggerini and the Continuous Variable Transmission ("CVT") business of Piaggio for $23 million, as complementary add-ons to Lombardini's activities.
     (iv) initiated during fiscal 1997 a restructuring of the Company's manufacturing and distribution facilities to make them more focused and cost effective;
     (v) completed its restructuring plan in fiscal 1999, and began to reposition its automotive aftermarket business and make certain other strategic decisions relative to its personnel requirements and inventory management practices;
     (vi) expanded its international presence and capabilities and complemented its existing automotive power transmission business through its $60 million acquisition of LPI Systemes Moteurs S.A. ("LPI") in October 1997;
     (vii)  expanded LPI's products and technology from Europe to North
            America;
     (viii) increased its industrial hose and couplings production capacity and strengthened its position in the related marketplace through its $78 million acquisition of Imperial Eastman in fiscal 1997;

     (ix)   established manufacturing facilities in Argentina and Brazil;
     (x) established distribution centers to serve markets in South America and the Asia and Pacific Region;
     (xi) acquired manufacturing and distribution facilities in Australia and Mexico; and
     (xii)  emphasized continuous product and systems development.

Recent Developments

- In January 2000, the Company announced that it had retained the investment banking firm of Bear, Stearns & Co. Inc. to advise its Board of Directors as to various strategic alternatives to maximize shareholder value, including the possible sale or merger of the Company. On May 26, 2000, the Company executed a definitive merger agreement with MIV Acquisition Corporation, an entity controlled by funds advised by BC Partners, a leading European private equity firm, providing for the acquisition of Mark IV at a price of $23.00 per share in cash.

      The transaction is structured as a cash merger and includes the assumption and/or refinancing of approximately $950 million of the Company's debt. The transaction has been approved by Mark IV's Board of Directors and is conditioned on the approval of the holders of a majority of the outstanding shares of Mark IV. Certain Executive Officers and Directors of the Company have agreed with MIV Acquisition Corporation to vote the aggregate 7,173,863 shares of the Company's Common Stock (approximately 16% of the outstanding shares) owned by them in favor of the merger. The merger is also conditioned on the receipt of funding under committed financing, the absence of material adverse changes, government regulatory approvals and other customary conditions. In connection with the acquisition, certain members of the Company's management have agreed to roll-over stock options currently held by such persons, in lieu of cash, and have been offered the opportunity to purchase equity in the parent of the acquisiton subsidiary. The tranaction closing is currently anticipated to occur within four to five months.

      The funding for the merger is based upon a debt financing commitment for the acquisiton subsididary from a bank syndicate led by the Chase Manhattan Bank to provide, in the aggregate, approximately $1.2 billion to finance a portion of the acquisition. The syndicate includes Interbanca S.p.A. and Mediobanca S.p.A. In addition, funds advised by BC Partners, and Interbanca S.p.A. have committed an aggregate of $830 million in equity and other funding for the balance of the acquisition financing. Funding under the commitments is subject to customary conditions.


      Under the terms of the Indentures governing Mark IV's 7-3/4% Senior Subordinated Notes due 2006 and its 4-3/4% Convertible Subordinated Notes due 2004, the Company is required to offer to purchase such Notes following the consummation of the merger at prices set forth in the respective Indentures. MIV Acquisition Corporation has advised that it is currently intended that the Company's 7-1/2% Senior Subordinated Notes due 2007 will remain outstanding following the merger.


- During fiscal 2000, the Company repurchased approximately $130.4 million principal amount of its 7-3/4% Senior Subordinated Notes.

- Through a series of stock repurchase programs authorized by the Company's Board of Directors, the Company acquired the following amounts of its Common Stock during the last three fiscal years (amounts in thousands, except per share data):

                                    Number of        Total     Average Cost
                                Shares Acquired       Cost       Per Share
                                ----------------      ----       ---------
            Fiscal 2000              9,200          $164,400     $17.94
            Fiscal 1999              9,500           178,200     $18.71
            Fiscal 1998              3,500            80,400     $23.14
                                    ------          --------
                                    22,200          $423,000     $19.09

- In September 1999, continuing the Company's strategy to improve its return on assets employed, the Company completed the sale of its Industrial Filter Business for cash proceeds of approximately $144.8 million. The Company also completed the sale of several smaller businesses in the early part of fiscal 2000 for cash proceeds of approximately $23 million. The net proceeds from these divestitures were used to fund Common Stock repurchases, debt extinguishment and acquisitions.

- During fiscal 1999 and 2000, the Company established a new air intake manufacturing facility in Montreal, and began initial shipments of products to its automotive OEM customers in the fourth quarter of fiscal 2000.

- In April 1999, the Company acquired the net assets of Lombardini, an Italian-based manufacturer of small diesel engines, for $148 million, consisting of a cash payment of $42.0 million and the assumption of $106 million existing debt. Lombardini competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. In October 1999, the Company acquired Ruggerini and the CVT business of Piaggio, total consideration (including debt assumed) of approximately for $23 million. These businesses represent complementary add-ons to Lombardini's activities. The Company believes an additional growth opportunity resulting from these acquisitions is in providing a power system (diesel engine and CVT) for application in the emerging market for city cars (ultra-compact, economical and environmentally friendly) in Europe and other regions throughout the world where automotive congestion and pollution is a significant issue.

- In February 1999, as part of the Company's strategy to improve its return on assets employed, the Company sold its Automotive Filter Business for cash proceeds of $276 million. Near the end of fiscal 1999 the Company also sold several smaller stand-alone business units for net cash consideration of approximately $16 million.

- During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan. As a result of these activities, the Company recognized a repositioning charge in fiscal 1999 in the amount of $66 million, with $62.8 million related to continuing operations, and the balance related to discontinued operations. Approximately $25 million of the charge related to non-cash items.

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

- The Company used a portion of the net proceeds from its fiscal 1998 financing transactions and divestiture transactions completed during fiscal 1997 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003.


Segment Information

     The Company classifies its operations into the following two business segments:


      (i) Mark IV Automotive, which includes the design, manufacture and distribution of power transmission, fuel and fluid handling systems and components, as well as air-intake systems, diesel and gas engines and CVT applications for the global automotive aftermarket and OEM (original equipment manufacturers) markets; and

      (ii) Mark IV Industrial, which includes the design, manufacture and distribution of power transmission and fluid management systems and components for industrial OEM and distribution markets worldwide, and transportation and other products and systems.

      Financial information regarding the business segments is presented in
Note 14 to the Company's audited consolidated financial statements included elsewhere herein. A more detailed discussion concerning the make-up of the Company's two business segments follows.


MARK IV AUTOMOTIVE

      Mark IV Automotive designs, manufactures and sells a variety of high quality automotive systems and components to the global automotive industry. Sales in this segment were approximately $1.2 billion in fiscal 2000, representing 60% of Mark IV's total revenue during the year. Approximately 83% of the segment's sales were to OEM/OES customers, with the balance of the Company's automotive products sold to the aftermarket.

      During fiscal 2000, Mark IV Automotive's sales increased 3.5%, after adjusting for the effects of acquired and discontinued operations. This growth was driven by improvements in its North American markets, coupled with new products, including the new line of tensioners for the Aftermarket and the air-intake manifold line (acquired with the October 1997 purchase of LPI).
The acquisition of LPI also provided the Company with new products and technology to be leveraged in its North American OEM market.

      Significant changes have been occurring in both the OEM and aftermarket sectors of the Automotive business, and Mark IV Automotive has been changing along with them. The industry's ongoing globalization and the consolidation of suppliers in the marketplace are two of the most important factors impacting the business. The Company has positioned itself to capitalize on these trends by acquiring and growing its international operations. As a result, sales outside of North America currently account for over half of Mark IV Automotive's revenue. The introduction of LPI's air-intake technology products to customers in North America, and the fiscal 2000 acquisitions of Lombardini, Ruggerini and the CVT business of Piaggio, represent new growth opportunities for Mark IV Automotive. Research and development activities, coupled with more efficient lean manufacturing processes, are helping Mark IV shorten its time required to develop and produce new products, which helps increase customer service and satisfaction. Continued internal growth, together with additional acquisitions that complement product offerings and expand market penetration, will provide Mark IV with new products, technology and capacity going forward.

      Mark IV Automotive is OEM driven and aftermarket leveraged. The Company views its OEM business as the primary driver for growth in the automotive business segment, and that its long-term success in the aftermarket is dependent on providing OEM-approved products to its aftermarket customers. Therefore, the Company's primary focus continues to be on supplying products and systems designed, manufactured and sold to global automotive manufacturers. This will, in turn, enhance the Company's ability to sell components into the aftermarket. Revenue growth in the Automotive Aftermarket is driven more by repetitive business as opposed to long-term contract commitments, although contracted commitments do exist in the retail channel of the Automotive Aftermarket. For a significant part of the Automotive Aftermarket business, Mark IV has 100% of its customers' business for the products it sells. The success of Mark IV's retail customers in gaining market share from the traditional markets and expanded preference for its higher margin National Brand products, coupled with new product offerings such as the tensioner product line, have allowed Mark IV to increase its market share in the Automotive Aftermarket.

Automotive OEM

      Mark IV Automotive designs and supplies engineered systems and components for the majority of automotive engine and platform manufacturers in the world today. While primarily serving OEMs in North America and Europe, the Company has also sought to realize growth opportunities in developing markets by acquiring or initiating start-up operations in Argentina, Australia and Brazil.

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

Customer Orientation

      Mark IV Automotive is customer-oriented. Its research and development efforts, which include an increased use of simulation studies, are shortening the time required to develop new products and helping to satisfy its customers' needs more quickly. The systems and components it provides have been concentrated in several key areas of its Engine and Platform Divisions. With the acquisitions of Lombardini, Ruggerini and the CVT business of Piaggio, the Company's product and systems offerings during fiscal 2000 were expanded to include products in the newly formed Power Train Division.

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

      Engines fitted with Mark IV's systems are top performers in terms of economy, minimization of power loss, and the reduction of vibration and noise. In addition, developments in the materials field have helped to increase the durability of the Company's products while reducing important parameters such as weight and size. Mark IV expects to remain in the forefront of the industry by continuing to provide customers with innovative power transmission systems with performance characteristics that meet or exceed the changing needs of the marketplace. Its systems engineering capabilities are employed at state-of-the-art technical centers in Rochester Hills, Michigan; Springfield, Missouri; and Chieti, Ivrea and Airasca, Italy.

      During fiscal 2000, the Company's North American power transmission group increased business and secured significant front-end accessory drive business for future model years with its North American customers. Mark IV Automotive's rigid components products, such as tensioners, pulleys, and idlers, experienced significant growth during fiscal 1999, which continued into fiscal 2000. In the current year, a significant number of new product programs will be introduced, including an expanded line of Mark IV's innovative flat-spring automatic tensioner for the North American aftermarket.

      Significant investments in new equipment and technology have been made in the Power Transmission Division to ensure the unit maintains its leadership position in the industry. Additional investments will also occur in the coming year in the areas of belt and automated tensioner manufacturing equipment. In addition, all of the Division's manufacturing facilities received QS-9000 registration, and are pursuing further improvement in the areas of environmental and shop floor control.

      In Europe,"Virtual Testing Simulation" was a new engine technology development introduced to Mark IV Automotive's customers during fiscal
1999. This predictive modeling tool allows Mark IV Automotive to test its power transmission systems on an engine transmission during the design stage, to predict performance before the engine is actually built. Prior to this, engines had to be designed, built, and then tested. Today, using the customer's specifications, virtual testing can be used to create a full picture of the engine, and predict how different component designs will affect engine performance before the system is built. This process enables the Company to advise its customers how the power transmission system will work, saving them time and money in the process. Virtual testing is also used to improve or resolve problems in existing engine designs.

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

      Mark IV Automotive entered this market primarily through the October 1997 acquisition of LPI, headquartered in France. LPI has three manufacturing facilities and a technical center, all located in France. In December 1998, after completing technical development and testing, the Chateauroux, France LPI facility started production of a new synthetic water-pump. The benefits of this new product are derived from the synthetic materials used in manufacturing resulting in a lighter weight, lower price and a better performing water-pump. To date, the air-intake products have been sold primarily in Europe to leading automotive companies, including Peugeot, Citroen, Renault, Ford, BMW, Porsche and Volkswagen. In the second half of fiscal 2000, the Company's new 175,000 square foot manufacturing facility and technical center in Montreal, Quebec, Canada, became fully operational. This facility provides injection molded and welded nylon air intake manifolds for North American automotive OEM customers, where a substantial amount of new business has already been secured with Ford, General Motors and Toyota.

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

      The focus of the fluid handling group is to provide cost effective system solutions that solve a variety of problems. Mark IV Automotive's products are expected to operate in extreme conditions, including a wide range of temperatures, pressures, and corrosive environments, and to be able to handle fluids ranging from gases to liquids. These system requirements drive the need for innovative research and development of new generation materials and components, which are provided by the Company's technical centers in Ocala, Florida, and Chivasso, Italy. Mark IV Automotive has also been successful in integrating innovative NVH (noise and vibration) solutions into its fluid handling assemblies, generating several new NVH patents each year.

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

      As automotive manufacturers continue to reduce their supply base, they are placing increased responsibility for engineering and testing on their suppliers, and sourcing complete systems rather than components. In response, Mark IV Automotive's fuel unit is focused on gaining competitive advantage by expanding its global presence, further enhancing its system offerings, and establishing alliances with customers, as well as other members of the automotive supply community.

     The Company's research and development efforts led to three significant breakthroughs during the past two years, which include low permeation plastic barrier hose constructions, coatings, and plastic fuel filler assemblies. Three years in development, the low permeation fuel hose provides excellent performance to automotive customers, minimizing the transfer of gasoline through the hose and out into the environment. Another addition to the fuel line products is coating enhancements. The silver coating applied over zinc-nickel extends the life of the fuel filler systems from 10 to 15 years. The Company succeeded in developing a new fuel filler assembly made of plastic. The fill tube maintains the same dimensions all the way through the bends and circular-cross section by the use of a patent-pending forming process. This value-added feature gives the customer a product that is lower in weight and price, with excellent performance properties.


Power Train Division

      With the April 1999 acquisition of Lombardini (and the October 1999 acquisitions of Ruggerini and the CVT business of Piaggio), Mark IV has formed the Power Train Division as a dedicated business unit. Lombardini, an Italian based company, is a leading European manufacturer of small diesel engines with manufacturing plants in Italy and France, and sales and distribution offices throughout Europe and North America.

      In a growing number of cities, vehicle congestion has caused increasing problems with traffic, parking, emissions, noise and other environmental issues. As a result, laws are being changed to restrict city traffic in many countries. Consequently, in Europe, as in other continents, the "City Car and City Van" (specially designed, ultra compact, economical and environmentally friendly vehicles) market is emerging as a rapidly growing segment in a mature automotive market. The Power Train unit will develop and market Power Pac modules consisting of a diesel engine integrated with a continuously variable transmission currently under development by the Company. Management believes the Power Train Division, along with LPI's air-intake business, provides new growth opportunities for the Company, allowing Mark IV Automotive to enter a brand new growing segment of the automotive market.

Automotive Aftermarket

      In the automotive aftermarket, Mark IV Automotive provides a vast array of automotive belts, hose and accessories to automotive warehouse distributors, oil companies, retail and auto parts chains, mass merchandisers, farm and fleet stores, and hardware distributors.

      The belts and hose manufactured and marketed primarily under the Company's Dayco(R) brand name are widely recognized. Through its restructuring activities, these two core product lines have streamlined the Company's sales and marketing operations.

      In fiscal 2000, the full roll-out of Dayco's "Preferred Parts" stocking program won praise and acceptance from Dayco's automotive aftermarket customer test base. Preferred Parts utilizes information from R.L. Polk's vehicle registration database. Their data is used to prepare a customized stocking list of the Dayco products that fit the vehicles that are actually located in a warehouse distributor's or jobber's market area. Although primarily designed for these distribution channels, the Preferred Parts program is also extremely beneficial to the installer, since it provides him with a reliable source of supply. In response to the suggestions of the customers in its pilot group, Dayco has obtained the hardware and software to keep the database current, and also to reduce the time from a customer's request to the delivery of the Preferred Parts report.

      Following one of the most successful product introductions in Dayco's history, the aftermarket line of replacement tensioners continues to set the standard for product reliability, vehicles in operation (VIO) coverage, and customer acceptance. One of the primary contributing factors to the success of the line was the strategic decision to engineer a "universal" line of tensioners. This allows Mark IV's aftermarket tensioner to replace multiple tensioners made by various manufacturers, thereby reducing the inventory investment for the aftermarket distributor. Dayco added ten new part numbers and thus increased the VIO coverage to over 65 million vehicles.


Outlook

      Internal growth in the Company's automotive business will be achieved through research and development and the resulting introduction of new products to the market, and experiencing the benefits of having completed the restructuring efforts which began in fiscal 1997 and were completed during fiscal 1999. External growth will be achieved through entry into new markets due to acquisitions to date, and those to occur going forward, and continued geographic expansion. The Company will continue to provide its customers with quality products and service, while improving efficiencies and reducing costs.

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


MARK IV INDUSTRIAL

      Mark IV Industrial provides Power Transmission, Fluid Management and Transportation products and systems to customers around the world. Representing 40% of Mark IV's total revenue base, Mark IV Industrial's sales were approximately $800 million in fiscal 2000. The Company's focus in this segment includes serving its customers better by expanding product offerings and improving quality and delivery, while at the same time enhancing the utilization of its resources. The Company's efforts in these areas are geared to position it as a significant supplier of industrial products in key markets.

      Combining the strengths of its brands, which include Dayco(R), Swan(R), Imperial Eastman(R), Mark IV IVHS, Luminator, F-P Electronics and Caplugs(R), Mark IV Industrial is organized into two primary operating units: Dayco Industrial ("Dayco") and Transportation Products ("TPG" or "Transportation").

Dayco Industrial

      Dayco Industrial is focused on two primary areas: Power Transmission and Fluid Management. Its Power Transmission systems and components are used in the transmission of power - either mechanically or through the use of hydraulics or fluid power. Its Fluid Management products are used in the movement, containment, processing, treatment or control of fluids. The systems and components in these areas primarily consist of a variety of belts, tensioners and pulleys and hose, couplings and assemblies, which are specially designed for a variety of industrial applications.

      Dayco Industrial's products are specially designed for a variety of applications in markets which include petroleum, mining, forest products, lawn & garden, construction, agriculture, and other niche markets. In these markets, its products are supplied either directly to industrial original equipment manufacturers (OEM's), and/or through established distribution and retail networks.

      During fiscal 1999, the Company acquired COG, a German company, adding about $6 million to its annual revenue base in Europe. COG manufactures and distributes industrial power transmission belts. The addition of this company will have a positive impact on the Company's power-transmission business in Europe by increasing its product line, customer base and distribution channels and allowing Dayco to increase its business with customers in the German market.

      During fiscal 1998, the Company acquired Imperial Eastman Australia, Australian Hose Manufacturing and Rubicon Industrial, adding about $21 million to its annual revenue base. The addition of these companies expanded the Company's industrial product lines, and increased the group's penetration in Australia.

Power Transmission

      Dayco's power transmission products include a full line of belts for Industrial and Industrial OEM applications. Its power transmission product line supplies synchronous drive belts which have been enhanced through advances in rubber compounding, construction and design, resulting in the belt's improved performance and design flexibility, while saving space, weight, energy and cost. In most instances, Dayco's RPP Plus synchronous drive belts will replace old-fashioned timing belts, roller chain and gear-driven drives, in addition to providing high-torque, high-efficiency performance.

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

      Synergies experienced between the Company's Industrial and Automotive groups have proven to be beneficial. Dayco Industrial's line of hydraulic hose, couplings, and crimpers also serves the automotive and light-duty and heavy-duty truck aftermarkets through Mark IV Automotive. After the Imperial Eastman acquisition, Dayco Industrial introduced a brand new coupling style called the "HY" series, which replaced multiple coupling series from the combined Dayco and Eastman product lines, enabling its industrial customers to streamline their inventories. The Dayco Eastman hydraulic product offering, including the "HY" coupling, has been introduced to the Company's automotive aftermarket customers.

Fluid Management

      Dayco's fluid power products use fluids under high pressure to effect a mechanical motion. Fluid power applications include hydraulics, pneumatics, and air brake hose. The fluid power products also include a specific line of hydraulic hose and couplings for use in the global mining industry, encompassing both underground and above-ground processes, with each using different products and standards. The fluid power products and systems consist of highly-engineered hose, couplings and crimpers that take advantage of Dayco's expertise in material science (rubber, plastic and metal) and manufacturing to achieve greater durability, reliability, temperature and pressure-resistance, improved vapor barriers and overall safety.

      Fluid transfer products are used to move liquids and gases (ranging from corrosive chemicals to water, air and other gaseous materials), and solid matter as diverse as flour and concrete, under low pressure (usually 500 psi or less). Dayco provides a wide range of fluid transfer hose and connectors found in agricultural applications, refineries and service stations, underground mines, sandblasting jobs, welding processes, chemical transfer applications, transportation equipment, vacuum cleaners, steel mills and in garden and air hose applications. Advances in rubber and thermoplastic compounding, hose manufacturing and connector machining have allowed Dayco to achieve innovative designs and applications.

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

Manufacturing Update

      Dayco Industrial's manufacturing performance and efficiency were significantly enhanced by establishing the "cell" production concept in Bucyrus, Ohio for the manufacture of Dayco Swan garden hose. The "cell" concept provides efficiency throughout the grouping of continuous processes, which minimizes hand-offs, and allows a cross-functional work team to see a product through from raw material to its finished state. Productivity increased to match the unit's business growth, while overall manufacturing square footage was reduced.

      Dayco's expanded Alliance, Nebraska plant became fully operational during fiscal 1999. The Alliance facility produces braided wire and spiral wire reinforced high-pressure hydraulic hose for agricultural, construction, mining, and manufacturing equipment.

      On the quality front, all of Dayco Industrial's key manufacturing facilities are now ISO 9000 registered, an increasingly important factor when global industrial customers are choosing suppliers.

Technology

      Dayco Industrial's focus has been on servicing its customers by bringing simplicity to ordering through the internet, utilizing its Dayco Direct system, and implementing a new Enterprise Resource Planning (ERP) system.

      Dayco Direct is a significant improvement in customer communications. This successful integration of the internet into daily operations has been well received by the Company's customer base, bringing simplicity and up-to-the-minute information right to their fingertips. The system allows users to place orders, change orders, check the availability of stock, price an order, and track an order's status, in real time, via the internet. Users can even link with carriers, such as UPS and Consolidated Freightways, to check the status of their shipments. This is not only a benefit to the Company's customers, it frees up the Company's highly trained, professional sales force to meet with distributors to provide technical support information and trouble-shoot tough applications. Dayco Direct is growing at a rapid pace and is currently receiving 30,000 "hits" per month. Along with Dayco Direct, the Company also supports all traditional and customer-developed EDI Systems.

      Another successful innovation was the implementation of the Enterprise Resource Planning system. This new system makes the business more efficient and better connected by linking all important functions within the company: manufacturing, inventory, finance, order entry, sales and marketing information on one central system.

Transportation and Other

Transportation

      The Company's Transportation Products Group comprises the IVHS operation, the Display businesses and Luminator Aircraft Products. The Group has four operations in North America and two in Europe and operates in the Intelligent Transportation System, Mass Transit and Aircraft Lighting Markets. The products are sold to Toll operators, transit and transportation authorities and bus, rail and aircraft OEM's.

Intelligent Vehicle Highway Systems (IVHS)

      Mark IV is the supplier of electronic toll collection equipment to the majority of toll authorities in the North Eastern part of the U.S. and with
6.5 million toll transponders in use, it is the largest supplier of its kind in North America. The E-ZPass system of the Interagency Group of 15 toll authorities is the largest and most successful IVHS implementation in the world and Mark IV is a significant contributor to that success.

      The Group is known for its innovations, as represented by Highway 407 in Canada - the world's first non-stop all electronic toll road and its participation in Border crossing projects. Mark IV has recently announced the development of its "Smart Fusion" smart card transponder system and its T3 Tag which combines three electronic toll protocols in one transponder, thus bringing to the commercial vehicle market the opportunity for interoperability on electronic toll roads stretching from the East to the West coast.

      The Group has followed its successful implementation of an automatic vehicle location system for London Transport buses in England with orders for similar systems in Lyons and Avignon in France.

Information Display Market

      The new products developed at FP Electronics have rapidly gained acceptance in both European and North American markets with the Group being specified as a tier 1 supplier to the world's largest bus manufacturers.

      The rail lighting and display business has had significant success and its products will be installed on new rolling stock for the New York City and for the Long Island Rail Road.

Aircraft Products

      The passenger service units designed for the Boeing 717 commercial airliner designed in conjunction with companies such as Drager Aerospace of Germany, Fischer Aerospace of Austria and Boeing's Douglas Products Division have been brought into service.

      Additionally, the aircraft products operation has introduced new cost saving lighting products to North America's major airlines.

Manufacturing

      All Transportation Products Group manufacturing facilities have ISO 9001 certification and are state-of-the-art in their fields. Capacity increases have occurred in all major facilities during fiscal 2000 and its facilities are well placed to take advantage of the anticipated market growth.


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


Outlook

      Certain depressed market and geographic conditions negatively affected Mark IV Industrial's revenue opportunities throughout fiscal 2000. Such conditions are believed to be temporary in nature. Mark IV Industrial expects to achieve growth in the coming years by focusing on research and development programs, and supplying new products to its targeted markets. Acquisitions and strategic alliances created through collaborative engineering with customers and specific product expertise, are also expected to provide additional areas of opportunity.

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

      Mark IV Industrial is committed to satisfying the needs of its customers by continuing to design, manufacture and distribute its products in an efficient and cost effective manner. In addition, it is committed to expanding its product offerings--through product line extensions, acquisitions and/or joint ventures--in order to expand its array of power transmission, fluid management and transportation systems and components.


Marketing and Competition

      Mark IV's products are marketed primarily in the United States and Europe, and to a lesser extent in Canada, South America and the Asia and Pacific Region. The Company uses its own sales engineers and other sales personnel, independent distributors and sales representatives to market its products.

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

Research and Development

      The Company is engaged in ongoing research and development in connection with new and existing products and systems. Research and development expenditures are expensed as incurred, and amounted to $59.1 million; $51.3 million and $45.7 million for the Company's continuing operations in fiscal 2000, 1999 and 1998, respectively. It is anticipated that such costs will continue at their current level in fiscal 2001 as the Company continues to pursue development of new products and systems.

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

Employees

      The Company currently employs approximately 15,600 persons, of whom approximately 12,100 are production employees, with the remainder serving in executive, administrative, engineering or sales capacities. The Company currently has approximately 2,000 North American production employees that are covered by 9 collective bargaining agreements which expire at various times through the year 2004. The Company believes its relationship with its employees is good.


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

                                                  Approximate Floor Space
                                              ------------------------------
                                               Owned       Leased     Total
                                               -----       ------     -----
Corporate Office                                 -          32,400     32,400
Industrial     (1)                            3,750,600    535,400  4,286,000
Automotive     (2)                            3,467,500    550,000  4,017,500

(1)   Consisting of the following thirty facilities:

      North American facilities (approximately 3,719,400 square feet):
      Springfield, MO; Fort Scott, KS; Alliance, NE; Eldora, IA; McCook, NE; Davenport, IA; Bucyrus, OH; Buffalo, NY; Vero Beach, FL; Rancho Dominguez, CA; Mexico City, Mexico; Plano, TX; Mississauga, Ontario, Canada (2); Cobourg, Ontario, Canada; Grand Island, NY; Manitowoc, WI
      (2); Barrie, Ontario, Canada; Red Wing, MN; El Paso, TX; Elmira, NY

      International Facilities (approximately 566,600 square feet):
      Halesowen, U.K.; Rellingen, Germany; Barcelona, Spain; Rastatt, Germany; Nice, France; Perth, Australia; Sydney, Australia; and Adelaide, Australia.

(2)   Consisting of the following thirty-five facilities:

      North American facilities (approximately 1,524,300 square feet):
      Walterboro, SC; Williston, SC; Ocala, FL; Springdale, AR; Weston, Ontario, Canada; Easley, SC; Lexington, TN; Montreal, Quebec, Canada; Detroit, MI and Big Rapids, MI.

      International facilities (approximately 2,493,200 square feet): Torino, Italy (2); Baudour, Belgium; Chieti, Italy (3); Colonnella, Italy; Cascina, Italy; Varberg, Sweden; Ulricehamn, Sweden; Ivrea, Italy; Follonica, Italy; Melbourne, Australia; Juatuba, Brazil (2); Sao Paulo, Brazil; Cordoba, Argentina; Orbey, France; Fraize, France; Chateauroux, France; Scarperio, Italy; Reggio Emilia, Italy; Rieti, Italy; Villefranche Sor Saone, France; Valdobbiadene, Italy.

      The Industrial and Automotive segments also lease floor space dedicated exclusively to distribution and warehousing functions which are not included in the above list of property. This floor space amounted to approximately 1.4 million square feet, with 900,000 square feet (800,000 square feet North American and 100,000 square feet International) utilized by the Industrial segment and 500,000 square feet (400,000 North American and 100,000 International) utilized by the Automotive Segment.

      The Company also owns or leases various small production and warehouseing facilities, sales offices and research centers which are not included in the above list of properties.

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

                                 Fiscal 2000                   Fiscal 1999
                               ----------------             ---------------
                               Low         High             Low       High
                               ---         ----             ---       ----
   1st Quarter                $13.000     $19.688         $20.438    $24.063
   2nd Quarter                $18.125     $21.875         $14.188    $22.000
   3rd Quarter                $18.438     $21.000         $13.250    $16.875
   4th Quarter                $16.563     $22.563         $12.688    $16.875


      As of February 29, 2000, the approximate number of holders of record of the Company's Common Stock was 1,800.

      The Company declared total cash dividends of $.23 and $.21 per share during fiscal 2000 and 1999, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                            FIVE YEAR SUMMARY OF OPERATIONS
                     (Amounts in thousands, except per share data)

                                  Fiscal Year Ended the Last Day of February,
                            -------------------------------------------------
                            2000        1999(a)     1998(a)     1997(a)    1996(a)
                           ------       -------     ------      ------     -------

Income Statement Data:
 Continuing Operations:
  Net sales              $1,993,700  $1,798,200  $1,703,100  $1,582,900   $1,296,600
                         ==========  ==========  ==========  ==========   ==========

  Operating income (b)   $  187,700  $  178,600  $  193,300  $  177,600   $  145,400
                         ==========  ==========  ==========  ==========   ==========

  Repositioning and
   restructuring charges $     -     $   62,800  $     -     $  112,500   $     -
                         ==========  ==========  =========   ==========   ==========

  Interest expense       $   54,000  $   49,200  $   45,900  $   41,700   $   38,900
                         ==========  ==========  ==========  ==========   ==========

 Income From Continuing
  Operations (c):
   Before repositioning
    and restructuring
    charges              $   85,600   $  82,800   $  91,100   $  82,900   $   65,000
   Repositioning and
    restructuring charges      -        (38,100)       -        (67,500)        -
                         ----------   ---------   ---------   ---------   ----------
      Total continuing       85,600      44,700      91,100      15,400       65,000
                         ----------   ---------   ---------   ---------   ----------

 Income From Discontinued
  Operations (c):
   Before divestitures        2,500      11,800      18,100      23,200       27,400
   Gain (loss) on
    divestitures               -         (6,300)       -         17,500         -
                         ----------   ---------   ---------   ---------   ----------
      Total discontinued      2,500       5,500      18,100      40,700       27,400
                         ----------   ---------   ---------   ---------   ----------
 Extraordinary gain
  (loss) (c)                    900      (2,600)    (10,600)       -            -
                         ----------   ---------   ---------   ---------   ----------
      NET INCOME         $   89,000   $  47,600   $  98,600   $  56,100   $   92,400
                         ==========   =========   =========   =========   ==========

 Basic Earnings Per Share:
  Continuing operations:
   Before repositioning
    and restructuring
    charges               $    1.80   $    1.46    $    1.42   $   1.25    $     .98
   Repositioning and
    restructuring charges       -          (.67)         -        (1.02)         -
                          ---------   ---------    ---------   --------    ---------
      Total continuing         1.80         .79         1.42        .23          .98
                          ---------   ---------    ---------   --------    ---------
  Discontinued operations:
    Before divestitures         .05         .21          .28        .35          .42
    Gain (loss) on
     divestitures               -          (.11)         -          .26          -
                          ---------   ---------    ---------   --------    ---------
      Total discontinued        .05         .10          .28        .61          .42
  Extraordinary gain
   (loss)                       .02        (.05)        (.16)       -            -
                          ---------   ---------    ---------   --------    ---------
      NET INCOME          $    1.87   $     .84    $    1.54   $    .84    $    1.40
                          =========   =========    =========   ========    =========




                                 Fiscal Year Ended the Last Day of February,
                            --------------------------------------------------------
                            2000        1999(a)     1998(a)     1997(a)      1996(a)
                            ----        ------      -------     ------       -------


 Diluted earnings per share:
  Continuing operations:
   Before repositioning
    and restructuring
    charges                 $   1.67  $    1.39    $   1.39   $   1.24    $    .98
   Repositioning and
    restructuring charges        -         (.60)        -        (1.01)        -
                            --------  ---------    --------   --------    --------
      Total continuing          1.67        .79        1.39        .23         .98
                            --------  ---------    --------   --------    --------
  Discontinued operations:
    Before divestitures          .04        .17         .27        .35         .41
    Gain (loss) on
     divestitures                -         (.09)        -          .26         -
                            --------  ---------    --------   --------    --------
      Total discontinued         .04        .08         .27        .61         .41
  Extraordinary items            .02       (.04)       (.16)       -           -
                            --------  ---------    --------   --------    --------
      NET INCOME            $   1.73  $     .83    $   1.50   $    .84    $   1.39
                            ========  =========    ========   ========    ========

 Cash dividends paid
  per share                 $    .23  $     .21    $    .17   $    .14    $    .11
                            ========  =========    ========   ========    ========
 Weighted average number of
  shares outstanding:
    Basic                     47,500     56,900      64,100     66,300      66,200
    Diluted                   56,200     65,500      67,400     66,700      66,600


                                       As of the Last Day of February,
                          --------------------------------------------------------
                             2000       1999        1998        1997       1996
                             ----       ----        ----        ----       ----
 Balance Sheet Data:

  Working capital        $  393,100 $  490,600  $  458,400 $  364,600   $  404,900

  Total assets           $2,043,100 $2,079,700  $2,420,500 $1,974,600   $2,013,100

  Long-term debt         $  796,500 $  797,500  $  793,900 $  528,500   $  642,500

  Stockholders' equity   $  477,200 $  596,700  $  752,000 $  758,400   $  725,500



[FN]
____________________________
(a)  Restated to reflect discontinued operations.
(b) Income from continuing operations before repositioning and restructuring charges, interest expense and taxes.
(c)  Net of related tax effects.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

The Company's short-term capital needs are met by cash generated through operations, and supplemented by borrowings under various credit facilities to the extent required. During fiscal 2000, the Company's operations generated cash of $265.6 million, an increase of $34.3 million (14.8%) over the $231.3 million generated in fiscal 1999. Cash generated by operations (operating cash flow) is defined as income from continuing operations before the repositioning charge, interest, taxes and non-cash items; non-cash items include depreciation, amortization and net non-cash pension income. The fiscal 1999 amount represented a decrease of approximately $8.7 million (3.6%) from the $240 million generated in fiscal 1998.

Excluding cash and current financial indebtedness, the Company's working capital investment was approximately $450.4 million at February 29, 2000.
Such amount reflects an increase of approximately $37 million (8.9%) from the $413.3 investment which existed at February 28, 1999, on a comparable basis (after adjusting for acquisitions, divestitures, currency fluctuations and repositioning costs). In spite of the increase, the Company's operating working capital (FIFO-based inventory plus accounts receivable, less accounts payable) as a percentage of the preceding 12 months' pro forma sales remained consistent at 23.4% at both February 29, 2000 and February 28, 1999, and management anticipates that its relationship will improve going forward as a result of continued emphasis on programs to minimize its working capital investment. The comparable working capital investment at February 28, 1999 represents a decrease of $28.7 million (7%) in comparison to the corresponding amount at February 28, 1998.

Capital expenditures related to continuing operations in fiscal 2000 were $86.2 million, which was lower than depreciation and amortization expense of $91.2 million for the year. Such investment reflects an increase of $11.7 million in comparison to fiscal 1999's capital expenditures, and a decrease of $47.5 million in comparison to fiscal 1998's capital expenditures. The lower level of expenditures in the last two years relates primarily to the Company's return to more normal levels as the Company completed its restructuring plan
and its European and South American expansion efforts.   Management
anticipates the Company's capital expenditure requirements will continue at its recent levels for fiscal 2001.

Cash provided by earnings (cash from operations, net of interest and taxes) in fiscal 2000 and 1999 was sufficient to fund the Company's capital expenditure investments, as well as the cash requirements of its repositioning and restructuring efforts during those years. The excess cash provided by earnings in fiscal 2000 also contributed to the Company's debt and share repurchase activities during the fiscal year. Management believes that cash generated from earnings will be more than sufficient to fund such needs for the foreseeable future. Management intends to utilize such excess, plus funds generated as a result of the Company's anticipated further reduction in its working capital investment, to help fund the repurchase of its Common Stock, make further debt reductions and/or to help fund future strategic acquisitions.

In addition to the activity identified above, other investment activities of the Company during the past few years include the following:

- Through a series of stock repurchase programs authorized by the Company's Board of Directors, the Company acquired the following amounts of its Common Stock during the last three fiscal years (amounts in thousands, except per share data):

                                    Number of        Total     Average Cost
                                Shares Acquired       Cost       Per Share

            Fiscal 2000              9,200          $164,400     $17.94
            Fiscal 1999              9,500           178,200     $18.71
            Fiscal 1998              3,500            80,400     $23.14
                                    ------          --------
                                    22,200          $423,000     $19.09
                                    ======          ========

      As of February 29, 2000, the Company remains authorized to acquire approximately 5.2 million shares of its Common Stock in open-market transactions or privately negotiated transactions at prices which management believes to be appropriate.

- During fiscal 2000, the Company repurchased approximately $130.4 million principal amount of its 7-3/4% Senior Subordinated Notes.

- In the early part of fiscal 2000, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small diesel engines for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 50kw (65 hp) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe.

- Subsequent to the Lombardini acquisition, the Company also acquired Ruggerini, and the CVT business of Piaggio, for total consideration (including debt assumed) of approximately $23 million. These acquisitions represented complementary add-ons to Lombardini's activities, all of which are managed as a part of the Automotive Business Segment.

- In September 1999, continuing the Company's strategy to improve its return on assets employed, the Company completed the sale of its Industrial Filter Business for approximately $144.8 million. The purchase price was paid in cash, and is subject to adjustment based upon a final review of the closing balance sheet. The Company also completed the sale of several smaller businesses in the early part of fiscal 2000 for cash proceeds of approximately $23 million. The net proceeds from these divestitures were used initially to pay-down borrowings outstanding under the Company's revolving credit facility, and subsequently utilized to fund Common Stock repurchases, debt extinguishment and acquisitions.

- At the end of fiscal 1999, the Company sold its Automotive Filter Business for $276 million. The purchase price was paid in cash, less the assumption of approximately $6.4 million of debt, and is subject to adjustment based upon an audit of the closing balance sheet. Near the end of fiscal 1999, the Company also sold several smaller stand-alone business units for net cash consideration of approximately $16 million.

- During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan. As a result of these activities, the Company recognized a repositioning charge in fiscal 1999 in the amount of $66 million, with $62.8 million related to continuing operations, and the balance related to discontinued operations. Approximately $25 million of the charge related to non-cash items. As of February 29, 2000, approximately $12.2 million of the repositioning and restructuring charges remain to be expended, the substantial part of which will be expended during fiscal 2001.

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

The Company's long-term capital needs are met by cash generated from earnings, bank financing, and public debt and equity offerings. Recent long-term financing activities include the following:

- The Company used a portion of the net proceeds from the divestitures completed near the end of fiscal 1999 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines which were primarily used to fund the Company's stock repurchase program during fiscal 1999. The excess proceeds were invested temporarily in short-term bank deposits and money market instruments. Such excess proceeds, combined with the proceeds from divestitures in fiscal 2000, were used to help fund the debt reductions, Common Stock repurchases and strategic acquisitions during fiscal 2000.

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

- The Company used a portion of the net proceeds from the divestiture transactions completed during fiscal 1998 and 1997 to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes).

As of February 29, 2000, the Company had borrowing capacity under its Credit Agreement of $200 million (of which $30 million was outstanding), and availability under its various other domestic and foreign demand lines of credit of approximately $280 million. The Credit Agreement expires in March 2001; however, management anticipates that it will be renewed or replaced prior to November 30, 2000.


Foreign Currency and Derivative Instruments

The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company enters into currency forward contracts from time-to-time as a hedge for certain existing or anticipated business transactions denominated in various currencies other than the U.S. dollar. The maximum notional amount of such currency forward contracts outstanding at any one time during fiscal 2000 was not significant. At February 29, 2000, the Company had interest rate swaps outstanding with a notional value of 125 million Euro, converting variable rate to fixed rate debt, with 1.5 to 2.5 years remaining in duration.


Results of Operations

The Company classifies its operations into the following two business segments:

      (i) Mark IV Automotive, which includes the design, manufacture and distribution of power transmission, fuel and fluid handling systems and components, as well as air-intake systems, diesel and gas engines and CVT applications for the global automotive aftermarket and OEM (original equipment manufacturers) markets; and

      (ii) Mark IV Industrial, which includes the design, manufacture and distribution of power transmission and fluid management systems and components for industrial OEM and distribution markets worldwide, and transportation and other products and systems.

The results of operations of Lombardini, LPI and the smaller acquisitions made during the periods have been included in the Company's results of operations from their respective dates of acquisition.

The following discussion of the Company's results of operations is based on the table below, which presents the Company's results of operations separate from the Company's repositioning charge and excludes the results related to the Company's discontinued operations for all periods presented (dollars in thousands).

                                                 Years Ended The Last Day of February
                                                 ------------------------------------
                                                   2000          1999          1998
                                                   ----          ----          ----
                                                                   (As Restated)

    Net sales from continuing operations
      Automotive                                 $1,203,100  $  990,800     $  893,900
      Industrial                                    790,600     807,400        809,200
                                                 ----------  ----------     ----------
         Total                                    1,993,700   1,798,200      1,703,100
                                                 ----------  ----------     ----------
    Operating costs:
      Cost of products sold (before
       repositioning charge)                      1,363,200    1,214,400     1,130,900
      Selling and administration                    292,500      277,700       270,600
      Research and development                       59,100       51,300        45,700
      Depreciation and amortization                  91,200       76,200        62,600
                                                 ----------   ----------    ----------
         Total operating costs                    1,806,000    1,619,600     1,509,800
                                                 ----------   ----------    ----------
        Operating income                            187,700      178,600       193,300
    Interest expense                                 54,000       49,200        45,900
                                                 ----------   ----------    ----------
       Income from continuing operations,
        before provision for taxes                  133,700      129,400       147,400
    Provision for taxes                              48,100       46,600        56,300
                                                 ----------   ----------    ----------
      Income from continuing operations,
       before repositioning charge                   85,600       82,800        91,100
    Repositioning charge, net of tax                   -         (38,100)         -
                                                 ----------   ----------    ----------
      Income from continuing operations              85,600       44,700        91,100
                                                 ----------   ----------    ----------
    Income from discontinued operations:
      Income from operations, net of taxes            2,500       11,800        18,100
      Loss on divestitures, net of tax                 -          (6,300)         -
                                                 ----------   ----------    ----------
        Income from discontinued operation            2,500        5,500        18,100
                                                 ----------   ----------    ----------

     Extraordinary gain (loss) from early
     extinguishment of debt, net of tax                 900       (2,600)      (10,600)
                                                 ----------   ----------    ----------
         NET INCOME                              $   89,000   $   47,600    $   98,600
                                                 ==========   ==========    ==========



On a consolidated basis, net sales from continuing operations increased $195.5 million (10.9%) in fiscal 2000 in comparison to fiscal 1999. The increase was primarily attributable to the Lombardini acquisition at the beginning of fiscal 2000, with a $34.8 million (3.5%) increase in the Automotive Segment's existing revenue base offset somewhat by a net decrease in the Industrial Segment's revenue base of $16.8 million (2.1%). Net sales from continuing operations in fiscal 1999 increased $95.1 million (5.6%) in comparison to fiscal 1998. The increase in fiscal 1999 was primarily attributable to the Automotive Segment's internal sales growth and the inclusion of the results of operations of LPI.

In the Company's Automotive Segment, net sales from continuing operations in fiscal 2000 increased $212.3 million (21.4%) in comparison to fiscal 1999. Excluding the effects of the Lombardini-related acquisitions in fiscal 2000, net sales in the Segment's existing revenue base increased $34.8 million (3.5%). The Segment's internal growth in fiscal 2000 reflected increases of $30.3 million (10%) in the Segment's U.S. OEM business and $13.7 million (2.9%) in the Segment's OEM operations outside of the U.S. In the Segment's aftermarket business, sales in the U.S. were consistent with fiscal 1999, while sales in markets outside the U.S. decreased by $8.6 million (9.1%). Assuming currency exchange rates in fiscal 2000 had remained consistent with levels experienced in fiscal 1999, the existing revenue base would have reflected an increase of approximately $77 million (7.8%) in fiscal 2000 in comparison to fiscal 1999, and internal growth from operations outside of the U.S. would have been approximately $48.2 million (8.5%).

In fiscal 1999, net sales in the Company's Automotive Segment, increased $96.9 million (11%) in comparison to fiscal 1998. After adjusting for the LPI and other acquisitions, the Segments' existing revenue base increased $56.8 million (6%) over fiscal 1998. The Segment's internal growth was lead by OEM business, which increased approximately $52.2 million (7%) in fiscal 1999 in comparison to fiscal 1998. Such growth was driven primarily by the International markets, with a slower rate of growth in the U.S., which was somewhat hampered by the GM strike which occurred earlier in the fiscal year. In the aftermarket, internal sales growth was $4.6 million (2%) in fiscal 1999 in comparison to fiscal 1998, with growth in the U.S. offsetting a slight decline in the International aftermarkets.

In the Company's Industrial Segment, net sales from continuing operations in fiscal 2000 were down $16.8 million (2.1%) in comparison to fiscal 1999. Excluding the effects of divestitures not treated as discontinued operations, fiscal 2000's net sales reflect a slight increase (1%) in comparison to fiscal 1999. Within the Industrial Segment, the Transportation operations generated an increase in net sales of approximately $16.5 million (7%), with a $28.6 million increase in the U.S. offset somewhat by an $12.1 million decrease outside of the U.S. Transportation's increase was led by continued strong growth in its IVHS business, while its Bus and Rail and Aircraft Products revenue in Europe reflected a delay in certain contracted shipments, as well as a transition in the changeover of certain products. The Industrial Segments' Belts and Hose business reflects a reduction in net sales of approximately $7.7 million (5.8%), primarily outside of the U.S. The relatively flat Belt and Hose revenue in the U.S. actually reflects a decrease in Agricultural OEM and Distribution revenue of approximately $15 million, offset by corresponding increases in the Segment's other Belts and Hose businesses. The Agricultural business activity reflected a continuation of the fall-off which began in fiscal 1999 due to poor economic conditions. The Company does not believe that it lost any of its market share in this product category, and anticipates that it will benefit from any resurgence in the underlying economic factors.

In fiscal 1999, net sales from continuing operations in the Company's Industrial Segments were down slightly from fiscal 1998. On a comparable basis, net sales actually increased slightly in comparison to fiscal 1998. After adjusting for acquisitions, the Belt and Hose business experienced a reduction amounting to $29.3 million (5%) for fiscal 1999 in comparison to fiscal 1998. Such reduction was primarily attributable to the significant decline in the global agricultural equipment markets in the last half of the fiscal year, along with weak petroleum and petrochemical markets experienced throughout the year. These reductions were offset by record sales in the Segment's Transportation business, which increased 6% over fiscal 1998.

Cost of products sold as a percentage of consolidated net sales from continuing operations were 68.4%, 67.5%, and 66.4% in fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 is primarily attributable to start-up costs related to beginning the new air intake manifold production in Montreal, which began customer shipments in the fourth quarter of fiscal 2000. The cost relationships in fiscal 2000 were also effected by reduced pension income resulting from lower earnings assumptions for the pension trust's assets in comparison to fiscal 1999. The higher relationship also reflects the effects of the Lombardini-related acquisitions which had lower margins than the Company's existing revenue base. The increase in fiscal 1999 in comparison to fiscal 1998 reflects the effects in the first half of fiscal 1999 of duplicative costs and inefficiencies incurred due to additional time required to complete the Company's restructuring program, as well as the negative effects from the General Motors strike and start-up activities in Brazil and Montreal during fiscal 1999.

Selling and administration costs as a percentage of consolidated net sales were 14.7%, 15.4% and 15.9% in fiscal 2000, 1999 and 1998, respectively. The reduced level of costs reflects the effects of the Lombardini related acquisitions which have a lower level of such costs. The reduced level also reflects operating efficiencies achieved from the integration of the operations acquired and the reorganization of the Company's business segments, and benefits from the Company's continued emphasis on cost control.

Research and development costs increased by $7.8 million (15%) in fiscal 2000 in comparison to fiscal 1999, which in turn increased by $5.6 million (12%) in comparison to fiscal 1998. As a percentage of consolidated net sales, such costs were 3.0%, 2.9% and 2.7% in fiscal 2000, 1999 and 1998, respectively. This increased level of investment reflects the Company's continuing emphasis on new product development, resulting from a number of new product and systems initiatives which the Company is pursuing, as well as the introduction of new technology to the North American Automotive OEM market from acquisitions in Europe.

The above mentioned activity resulted in the following operating cash flow from continuing operations (earnings before interest, taxes, depreciation, amortization, net non-cash pension income and the repositioning charge) for each of the fiscal years presented (dollars in millions):

                            2000                1999              1998
                           ------               ----              -----
                                 % Of                % Of               % Of
                                Related            Related            Related
                       Amount    Sales     Amount   Sales     Amount   Sales
                       ------   -------    ------  -------    ------  -------
OPERATING CASH FLOW

Automotive             $161.8    13.4%     $131.3   13.3%      $128.2   14.3%
Industrial              119.9    15.2%      114.8   14.2%       123.9   15.3%
                       ------              ------              ------
Total operating
 income before
 corporate expenses     281.7    14.1%      246.1   13.7%       252.1   14.8%

Corporate cash flow     (16.1)   (0.8)%     (14.8)  (0.8)%      (12.1)  (0.7)%
                       ------    ----      ------   ----       ------   ----
Operating cash flow    $265.6    13.3%     $231.3   12.9%      $240.0   14.1%
                       ======    ====      ======   ====       ======   ====

Depreciation and amortization expense increased by $15 million (20%) in fiscal 2000 in comparison to fiscal 1999, which in turn increased by $13.6 million (22%) in comparison to fiscal 1998. The increase in fiscal 2000 includes approximately $9.2 million related to the Lombardini-related acquisitions.
The increase in fiscal 1999 is primarily attributable to increased levels of capital equipment expenditures in fiscal 1998 to support the Company's restructuring efforts, as well as new facilities and equipment required to support new products and markets and increased business opportunities in Europe and South America.

The $62.8 repositioning charge in fiscal 1999 relates to the Company's decision to reposition its Automotive Aftermarket business, and make certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. The effect of this charge, after taxes, reduced income from continuing operations by $38.1 million, or $.67 per basic share of Common Stock outstanding.

Interest expense in fiscal 2000 increased $4.8 million (9.8%) over fiscal 1999, which in turn increased $3.3 million (7.2%) over fiscal 1998. The increases are primarily due to borrowings incurred to finance the Company's stock repurchase programs and the acquisitions of Lombardini, LPI, and several smaller acquisitions, partially offset by the benefits of proceeds from divestitures and reduced rates on the Company's domestic debt. Interest expense also reflects the benefits of amounts allocated to discontinued operations, which amounted to $2.6 million, $17.8 million and $15.7 million in fiscal 2000, 1999 and 1998, respectively.

The effective tax rate as a percentage of pre-tax accounting income for fiscal 2000 and 1999 reflects an expense of 36.0%, compared to an expense of approximately 38.2% in fiscal 1998. The decrease in the effective tax rate as compared to fiscal 1998 is primarily the result of a more favorable mix of international income, as well as the benefits of certain tax planning strategies.

The Company's income from continuing operations for each of the fiscal years presented was made up of the following elements (amounts in thousands, except per share data):
                                                  2000      1999      1998
                                                  ----      ----      ----
     Elements of the Company's income from
     continuing operations:
       Before repositioning charge               $85,600   $82,800   $91,100
       Repositioning charge                         -      (38,100)     -
                                                 -------   -------   -------
         Income from continuing operations       $85,600   $44,700   $91,100
                                                 =======   =======   =======
     Basic income per share from
     continuing operations:
       Before repositioning charge               $  1.80   $  1.46   $  1.42
       Repositioning charge                          -        (.67)      -
                                                 -------   -------   -------
          Income from continuing operations      $  1.80   $   .79   $  1.42
                                                 =======   =======   =======
     Basic weighted average number of
      shares outstanding                          47,500    56,900    64,100
                                                 =======   =======   =======

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Index to Financial Statements

                                                                          Page
Report of Independent Accountants for
   each of the three fiscal years in the
   period ended February 29, 2000                                          33

Consolidated Balance Sheets at February 29, 2000
 and February 28, 1999                                                     34

Consolidated Statements of Income for each of
  the three fiscal years in the period ended
  February 29, 2000                                                        35

Consolidated Statements of Stockholders' Equity for
  each of the three fiscal years in the period
  ended February 29, 2000                                                  36

Consolidated Statements of Comprehensive Income
 for each of the three fiscal years in the period
 ended February 29, 2000                                                   37

Consolidated Statements of Cash Flows
  for each of the three fiscal years in
  the period ended February 29, 2000                                       38

Notes to Consolidated Financial Statements                                 39

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Mark IV Industries, Inc.





In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Mark IV Industries, Inc. and Subsidiaries (the "Company") at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP






Rochester, New York
March 15, 2000

                                 MARK IV INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)



                                              February 29,      February 28,
ASSETS                                            2000              1999
                                               ----------        ----------
Current Assets:
  Cash and short-term investments              $    2,100        $  125,700
  Accounts receivable                             413,700           406,000
  Inventories                                     346,800           297,600
  Other current assets                            138,700           133,300
                                               ----------        ----------
      Total current assets                        901,300           962,600

Pension and other non-current assets              203,000           185,500
Property, plant and equipment, net                605,200           562,300
Cost in excess of net assets acquired             333,600           369,300
                                               ----------        ----------
      TOTAL ASSETS                             $2,043,100        $2,079,700
                                               ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities         $   59,400        $   57,800
  Accounts payable                                266,000           219,900
  Compensation related liabilities                 76,500            79,000
  Accrued interest                                 20,000            23,200
  Other current liabilities                        86,300            92,100
                                               ----------        ----------
      Total current liabilities                   508,200           472,000
                                               ----------        ----------
Long-Term Debt:
  Senior debt                                     153,300            24,700
  Subordinated debt                               643,200           772,800
                                               ----------        ----------
      Total long-term debt                        796,500           797,500
                                               ----------        ----------
Other non-current liabilities                     261,200           213,500
                                               ----------        ----------
Stockholders' Equity:
  Preferred stock - $.01 par value;
   Authorized 10 million shares;
   No issued shares                                  -                  -
  Common stock - $.01 par value;
   Authorized 200 million shares;
   Issued and outstanding 44.3 million
    shares in 2000 and 53.4 million
    shares in 1999                                    400               500
  Additional paid-in capital                      276,500           440,700
  Retained earnings                               281,700           203,300
  Foreign currency translation adjustment         (81,400)          (47,800)
                                               ----------        ----------
      Total stockholders' equity                  477,200           596,700
                                               ----------        ----------
      TOTAL LIABILITIES
       & STOCKHOLDERS' EQUITY                  $2,043,100        $2,079,700
                                               ==========        ==========


The accompanying notes are an integral part of these financial statements.

                                 MARK IV INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED THE LAST DAY OF FEBRUARY 2000, 1999 and 1998
                       (Amounts in Thousands, Except Per Share Data)




                                                    2000         1999          1998
                                                    ----         ----          ----
                                                                   (As Restated)



Net sales from continuing operations             $1,993,700   $1,798,200    $1,703,100
                                                 ----------   ----------    ----------
Operating costs:
  Cost of products sold (including $62.8
   million related to the repositioning
   charge in 1999)                                1,363,200    1,277,200     1,130,900
  Selling and administration                        292,500      277,700       270,600
  Research and development                           59,100       51,300        45,700
  Depreciation and amortization                      91,200       76,200        62,600
                                                 ----------   ----------    ----------
     Total operating costs                        1,806,000    1,682,400     1,509,800
                                                 ----------   ----------    ----------
  Operating income                                  187,700      115,800       193,300
Interest expense                                     54,000       49,200        45,900
                                                 ----------   ----------    ----------
  Income from continuing operations,
   before provision for taxes                       133,700       66,600       147,400
Provision for taxes                                  48,100       21,900        56,300
                                                 ----------   ----------    ----------
  Income from continuing operations                  85,600       44,700        91,100
                                                 ----------   ----------    ----------
Income from discontinued operations:
  Income from operations, net of taxes                2,500       11,800        18,100
  Loss on divestitures, net of taxes                   -          (6,300)         -
                                                 ----------   ----------    ----------
    Income from discontinued operations               2,500        5,500        18,100
                                                 ----------   ----------    ----------
Extraordinary gain (loss) from early
 extinguishment of debt, net of taxes                   900       (2,600)      (10,600)
                                                 ----------   ----------    ----------
     NET INCOME                                  $   89,000   $   47,600    $   98,600
                                                 ==========   ==========    ==========
Net income per share of common stock:
  Basic:
   Income from continuing operations             $     1.80   $      .79    $     1.42
   Income from discontinued operations                  .05          .10           .28
   Extraordinary gain (loss)                            .02         (.05)         (.16)
                                                 ----------   ----------    ----------
     NET INCOME                                  $     1.87   $      .84    $     1.54
                                                 ==========   ==========    ==========
  Diluted:
   Income from continuing operations             $     1.67   $      .79    $     1.39
   Income from discontinued operations                  .04          .08           .27
   Extraordinary gain (loss)                            .02         (.04)         (.16)
                                                 ----------   ----------    ----------
     NET INCOME                                  $     1.73   $      .83    $     1.50
                                                 ==========   ==========    ==========
Weighted average number of shares outstanding:
  Basic                                              47,500       56,900        64,100
                                                 ==========   ==========    ==========
  Diluted                                            56,200       65,500        67,400
                                                 ==========   ==========    ==========



The accompanying notes are an integral part of these financial statements.

                                 MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED THE LAST DAY OF FEBRUARY 2000, 1999 AND 1998
                       (Dollars in Thousands, Except Per Share Data)

                                                                         Foreign
                                                Additional               Currency
                                       Common    Paid-in    Retained   Translation
                                       Stock     Capital    Earnings    Adjustment
                                       -----     --------   --------    ----------

Balance at February 28, 1997          $   700   $696,500    $ 79,300    $ (18,100)

  Net income for fiscal 1998                                  98,600
  Cash dividends of $.17 per share                           (10,800)
  Purchase and retirement of
   3,474,420 shares of Common
   Stock (average cost of
   $23.14 per share)                     (100)   (80,300)
  Restricted stock amortization                    1,300
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (15,400)
                                      -------   --------    --------     --------
Balance at February 28, 1998              600    617,800     167,100      (33,500)

  Net income for fiscal 1999                                  47,600
  Cash dividends of $.205 per share                          (11,400)
  Purchase and retirement of
   9,520,925 shares of Common
   Stock (average cost of
   $18.71 per share)                     (100)  (178,100)
  Restricted stock amortization                      700
  Stock options activity,
   including related tax benefits                    300
  Translation adjustment                                                  (14,300)
                                      -------   --------    -------      --------
Balance at February 28, 1999              500    440,700     203,300      (47,800)

  Net income for fiscal 2000                                  89,000
  Cash dividends of $.2275 per share                         (10,600)
  Purchase and retirement of
   9,161,714 shares of Common Stock
   (average cost of $17.94 per share)    (100)  (164,300)
  Stock options activity,
   including related tax benefits                    100
  Translation adjustment                                                  (33,600)
                                      -------   --------    --------     --------
Balance at February 29, 2000          $   400   $276,500    $281,700     $(81,400)
                                      =======   ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                                MARK IV INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED THE LAST DAY OF FEBRUARY 2000, 1999 AND 1998
                                  (Dollars in Thousands)




                                             2000       1999       1998
                                             ----       ----       -----


Net income                                 $ 89,000   $ 47,600   $ 98,600

Balance sheet effect of foreign
 currency translation adjustments           (33,600)   (14,300)   (15,400)
                                           --------   --------   --------
Comprehensive net income                   $ 55,400   $ 33,300   $ 83,200
                                           ========   ========   ========





The accompanying notes are an integral part of these financial statements.

                                 MARK IV INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED THE LAST DAY OF FEBRUARY 2000, 1999 AND 1998
                                  (Dollars in Thousands)


                                                 2000        1999        1998
                                                 ----        ----        ----
                                                                (As Restated)

 Cash flows from operating activities:
  Income from continuing operations            $ 85,600    $ 44,700    $ 91,100
  Items not affecting cash:
   Depreciation and amortization                 91,200      76,200      62,600
   Deferred income taxes                         19,800      34,700      47,200
   Pension income, net of other items           (13,300)    (23,500)    (15,900)
   Repositioning charge, net of tax                -          5,200        -
  Changes in assets and liabilities, net
   of effects of acquired and
   divested businesses:
    Accounts receivable                          (2,800)     (6,700)    (36,300)
    Inventories                                 (32,500)     16,500      (9,400)
    Other assets                                 (8,400)       (500)     (6,000)
    Accounts payable and other liabilities      (22,600)    (24,000)    (49,800)
                                               --------     -------     -------
     Net cash provided by continuing
      operating activities                      117,000     122,600      83,500
  Net cash provided by
   discontinued operations                        1,400      32,000      28,800
  Extraordinary items, before deferred charges    3,100      (3,300)    (11,700)
                                               --------    --------    --------
    Net cash provided by operating activities   121,500     151,300     100,600
                                               --------    --------    --------
Cash flows from investing activities:
  Acquisitions - continuing operations          (62,900)     (6,000)    (82,700)
  Acquisitions - discontinued operations           -         (2,300)     (7,500)
  Divestitures and asset sales                  181,400     271,900      36,700
  Purchase of plant and equipment, net:
    Continuing operations                       (86,200)    (74,500)   (133,700)
    Discontinued operations                      (1,300)     (6,300)    (21,700)
                                               --------    --------    --------
     Net cash provided by (used in)
      investing activities                       31,000     182,800    (208,900)
                                               --------    --------    --------
Cash flows from financing activities:
  Credit agreement borrowings, net               30,000        -           -
  Issuance of subordinated debt, net of fees       -           -        515,400
  Retirement of subordinated debt              (130,400)    (73,100)   (184,900)
  Other changes in long-term debt, net           30,700      11,100       1,400
  Changes in short-term bank borrowings         (31,300)    (83,800)    (13,100)
  Common stock transactions                    (164,400)   (178,100)    (80,100)
  Cash dividends paid                           (10,700)    (11,400)    (10,800)
  Discontinued operations                          -          6,000        -
                                               --------    --------    --------
     Net cash provided by (used in)
      financing activities                     (276,100)   (329,300)    227,900
                                               --------    --------    --------
     Net increase (decrease) in cash and
      short-term investments                   (123,600)      4,800     119,600
Cash and short-term investments:
  Beginning of the year                         125,700     120,900       1,300
                                               --------    --------    --------
  End of the year                              $  2,100    $125,700    $120,900
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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenue and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates.

Cash and Short-term Investments

Short-term investments consist of temporary bank deposits and money market instruments with various financial institutions, and such items represent the substantial part of cash and short-term investments as of February 28, 1999. For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company paid interest of approximately $64.8 million, $75.4 million and $58.0 million in fiscal 2000, 1999 and 1998, respectively. The Company paid income taxes of approximately $33.5 million, $33.9 million and $27.0 million in fiscal 2000, 1999 and 1998, respectively.

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

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (goodwill) is amortized on the straight-line method over 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related businesses.

Foreign Currency and Derivative Instruments

The assets and liabilities of the Company's international subsidiaries are translated at year-end exchange rates, and resulting gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transactions are included in income as realized. The Company enters into foreign currency forward contracts as a hedge for certain existing or anticipated business transactions denominated in foreign currencies. Gains or losses on contracts related to existing business transactions are deferred and recognized as the related transactions are completed. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The Company has interest rate swaps with a total notional principal value of 125 million Euro, with 1.5 to 2.5 years remaining in duration, which are used to fix (at 3.45%) movements in variable interest rates on certain Euro-based debt in Italy.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 standardized the accounting for derivative instruments by requiring them to be recognized as balance sheet assets or liabilities, measured at their fair market value. Certain criteria have been established by SFAS No. 133 to determine if a derivative is designated and qualifies as a hedge. Changes in the fair value of derivatives that do not meet hedge accounting criteria in SFAS No. 133 are required to be reported in earnings. SFAS No. 133 will be effective for the Company's first quarter of its fiscal year ending February 28, 2002. Management anticipates its adoption of SFAS No. 133 will not have a significant effect on its consolidated financial statements.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Earnings Per Share of Common Stock

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding, adjusted for subsequent stock distributions. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, includes common stock equivalents which would arise from the exercise of stock options using the treasury stock method, and assumes the conversion of the Company's 4-3/4% Convertible Subordinated Notes for the period outstanding since their issuance in October 1997.

Stock-Based Compensation

Companies are required to either recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has chosen not to recognize compensation expense for options granted under its Incentive Stock Option Plans, and the related pro forma information has been presented in Note 13 to these consolidated financial statements. Tax benefits received by the Company upon the exercise of the options and subsequent sale of the Company's Common Stock by its employees are recognized in additional paid-in capital as they occur.

Reclassifications

Certain reclassifications of fiscal 1999 and 1998 financial statements and related footnote amounts have been made to conform with the fiscal 2000 presentation.


<ptage>42


                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Restructuring and Repositioning Charges

During fiscal 1999, the Company began to reposition its automotive aftermarket business, and made certain other strategic decisions relative to its personnel requirements, inventory management practices, facility utilization and non-core lines of business. During this period the Company also completed the remaining facility rationalization related to its fiscal 1997 restructuring plan. As a result of these developments, the Company recognized a pre-tax charge in fiscal 1999 in the amount of $66.0 million, with $62.8 related to continuing operations, and the balance related to discontinued operations.
The amount charged to continuing operations has been included in the cost of products sold in fiscal 1999. As of February 29, 2000, the Company has substantially completed the activities related to these special charges. The expenditure activity in fiscal 2000 for these charges is made up of the following elements (dollars in thousands):

                                         Balance      Amounts      Balance
                                       Remaining at  Expended    Remaining at
                                       February 28,   During     February 29,
                                          1999      Fiscal 2000      2000
                                       -----------  -----------  -----------
    Continuing Operations:
       Facility closing and lease
        run-out costs                     $18,500     $(11,000)      $ 7,500
       Severance and other costs            9,800       (5,100)        4,700
                                          -------     --------       -------
           Total costs related to
            continuing operations         $28,300     $(16,100)      $12,200
                                          =======     ========       =======

The majority of the liability remaining at February 29, 2000 relates primarily to contractual obligations and on-going severance payments, which will be paid out during fiscal 2001. The after-tax effect of the charge reduced income from continuing operations by $38.1 million and reduced diluted income per share from continuing operations by $.60 in fiscal 1999.

3.  Acquisitions and Divestitures

In April 1999, the Company acquired the net assets of Lombardini FIM S.p.A. ("Lombardini"), an Italian-based manufacturer of small diesel engines, for $148 million, consisting of a cash payment of $42 million and the assumption of $106 million of existing debt. Lombardini produces small engines of up to 65hp (50kw) in power and competes in various markets, supplying engines to agricultural, marine, automotive, electrical generation and home and lawn care markets, primarily in Europe. Subsequent to the Lombardini acquisition, the Company also acquired Ruggerini, and the Continuous Variable Transmission ("CVT") business of Piaggio, for total consideration (including debt assumed) of approximately $23 million. These acquisitions represented complementary add-ons to Lombardini's activities, all of which are managed as a part of the Automotive Business Segment.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions have been accounted for under the purchase method, and the results of operations have been consolidated with the Company's results of operations effective as of their respective acquisition dates. The Company has made a preliminary determination and allocation of the cash purchase price as of their acquisition dates, consisting of the following (dollars in thousands):

           Accounts receivable                                $ 62,700
           Inventories                                          63,300
           Other current assets                                 16,100
           Accounts payable and
            other current liabilities                          (91,700)
                                                              --------
             Net working capital acquired                       50,400
           Fixed assets                                         83,300
           Cost in excess of net assets acquired                71,900
           Long-term bank indebtedness                        (120,000)
           Other non-current items, net                        (22,700)
                                                              --------
             Total cash purchase price, including expenses    $ 62,900
                                                              ========

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

In September 1999, the Company completed the sale of its Industrial Filter Business for $144.8 million. The purchase price was paid in cash and is subject to adjustment based upon an audit of the Closing Balance Sheet in accordance with provisions of the related Purchase Agreement. The Company's Industrial Filter Business was part of its Industrial Business Segment.

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

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The results of operations of the Industrial Filter units have been segregated from the Company's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of income and cash flows for fiscal 2000. The consolidated statements of income and cash flows for fiscal 1999 and 1998 have been restated to reflect such discontinued operations in a manner consistent with the presentation for fiscal 2000. The results of operations of the Industrial and Automotive discontinued businesses, as well as other smaller stand-alone business units up to their respective disposal dates were as follows (dollars in thousands):

                                        2000            1999          1998
                                        ----            ----          ----
        Sales                         $ 77,600        $513,400      $507,100
                                      ========        ========      ========
        Income before interest
         and taxes                    $  6,600        $ 35,800      $ 45,000
        Interest expense allocated      (2,600)        (17,800)      (15,700)
        Provision for taxes             (1,500)         (6,200)      (11,200)
                                      --------        --------      --------
          Income from discontinued
           operations                 $  2,500        $ 11,800      $ 18,100
                                      ========        ========      ========

In April 1999, the Company sold its Gulton-Statham transducers business. In fiscal 1998, the Company sold its Data Systems and LFE Industrial Systems businesses. Such businesses were included in the results of operations of the Company's Industrial segment through their respective disposal dates.

4.  Accounts Receivable and Inventories

Accounts receivable are reflected net of allowances for doubtful accounts of $11.0 million and $9.6 million at February 29, 2000 and February 28, 1999, respectively. The amount at February 28, 1999 includes $1.2 million related to discontinued operations.

Inventories consist of the following at February 29, 2000 and February 28, 1999 (dollars in thousands):
                                                     2000           1999
                                                     ----           ----
             Raw materials                         $103,000       $ 76,200
             Work-in-process                         60,900         51,600
             Finished goods                         182,900        169,800
                                                   --------       --------
                       Total                       $346,800       $297,600
                                                   ========       ========

The total at February 28, 1999 includes $30.2 million related to discontinued operations.

As a result of the fair value determination of inventories required by the purchase method of accounting for acquired companies as of their acquisition date, LIFO costs exceed historical FIFO costs by approximately $28.9 million and $31.8 million at February 29, 2000 and February 28, 1999, respectively. The excess at February 28, 1999 includes approximately $3.7 million related to discontinued operations.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following at February 29, 2000 and February 28, 1999 (dollars in thousands):

                                                      2000         1999
                                                      ----         ----
         Land and land improvements                 $ 20,800     $ 24,900
         Buildings                                   192,400      174,700
         Machinery and equipment                     670,000      599,200
                                                    --------     --------
          Total property, plant and equipment        883,200      798,800
         Less accumulated depreciation               278,000      236,500
                                                    --------     --------
          Property, plant and equipment, net        $605,200     $562,300
                                                    ========     ========

The net amount at February 28, 1999 includes $24.7 million related to discontinued operations. Depreciation expense related to continuing operations was approximately $76.7 million, $66.2 million and $54.0 million in fiscal 2000, 1999 and 1998, respectively.

6.  Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired is presented net of accumulated amortization of approximately $55.9 million and $54.3 million at February 29, 2000 and February 28, 1999, respectively. Cost in excess of net assets acquired reflects approximately $68.5 million related to the Company's acquisitions in fiscal 2000, as well as final purchase accounting adjustments for acquisitions completed in fiscal 1999. Cost in excess of net assets acquired at February 29, 2000 also reflects the elimination of approximately $76.1 million related to divested operations. Amortization expense related to continuing operations was approximately $10.0 million, $8.9 million and $7.3 million in fiscal 2000, 1999 and 1998, respectively.

7.  Long-Term Debt

Long-term debt consists of the following at February 29, 2000 and February 28, 1999 (dollars in thousands):
                                                    2000              1999
                                                    ----              ----
   Senior debt:
     Credit Agreement                            $   30,000        $     -
     Italian based debt                             122,900            32,400
     Other items                                      8,600            10,000
                                                 ----------        ----------
       Total senior debt                            161,500            42,400
     Less current maturities                         (8,200)          (17,700)
                                                 ----------        ----------
       Net senior debt                              153,300            24,700
                                                 ----------        ----------
   Subordinated debt:
     4-3/4% Convertible Subordinated Notes          275,000           275,000
     7-1/2% Senior Subordinated Notes               249,000           248,900
     7-3/4% Senior Subordinated Notes               119,200           248,900
                                                 ----------        ----------
       Total subordinated debt                      643,200           772,800
                                                 ----------        ----------
       Total long-term debt                         796,500           797,500
   Stockholders' equity                             477,200           596,700
                                                 ----------        ----------
       Total capitalization                      $1,273,700        $1,394,200
                                                 ==========        ==========
       Long-term debt as a percentage
        of total capitalization                       62.5%             57.2%
                                                 ==========        ==========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's primary credit agreement (the Credit Agreement) provides for a non-amortizing $200 million revolving credit facility through March 2001, with borrowing availability of $100 million under a domestic facility (the Domestic Credit Facility) and $100 million under a multi-currency facility (the Multi-Currency Credit Facility). The Multi-Currency Credit Facility permits borrowings to be made in U.S. dollars as well as specified foreign currencies.

Borrowings under the Domestic Credit Facility bear interest at an annual rate equal to, at the Company's option, either (i) the greater of (a) the reference rate of the agent acting on behalf of the various banks or (b) the Federal Funds Rate plus 0.50% or (ii) LIBOR plus a margin (the Applicable Margin) ranging from 0.225% to 0.35% depending upon the Company's consolidated leverage ratio, as determined on a quarterly basis. Borrowings under the Multi-Currency Credit Facility bear interest at the LIBOR rate for the currency of each loan plus the Applicable Margin. The Company is also required to pay a commitment fee at an annual rate ranging from 0.125% to 0.20% of the total borrowing availability under the Credit Agreement (the Facility Fee Rate), determined on the basis of the same consolidated leverage ratio. Based upon the Company's consolidated leverage ratio as of February 29, 2000, the Applicable Margin and Facility Fee Rate are 0.35% and 0.20%, respectively.

The Credit Agreement contains customary covenants, including those requiring the maintenance of specified consolidated interest coverage and leverage ratios and amounts of consolidated net worth. Borrowings under the Credit Agreement are guaranteed by the Company's significant domestic and international subsidiaries and are collateralized by a pledge of the capital stock of each such subsidiary.

The Company's international borrowing arrangements are guaranteed or supported by the Company, with varying terms and weighted average annual interest rates of approximately 4.0% at February 29, 2000.

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

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 7-3/4% Notes are due 2006 and are general unsecured obligations of the Company. The 7-3/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, and rank the same in right of payment as the Company's 7-1/2% Notes.

In fiscal 2000, the Company repurchased approximately $130.4 million principal amount of its 7-3/4% Senior Subordinated Notes. The Company recognized an extraordinary gain in fiscal 2000 of $900,000, net of a $500,000 tax provision from the early extinguishment of such debt.

In fiscal 1998, the Company used a portion of the net proceeds from the transactions described above to reduce outstanding senior indebtedness under the Company's Credit Agreement and domestic demand lines, and to refinance $184.9 million of its $258 million principal amount of 8-3/4% Senior Subordinated Notes due April 1, 2003 (the 8-3/4% Notes). The Company recognized an extraordinary charge in fiscal 1998 of $10.6 million, net of $6.5 million of tax benefits, for the early extinguishment of such debt. In fiscal 1999, the remaining $73.1 million principal amount of the 8-3/4% Notes were called for redemption on April 2, 1998 at 104.375% of principal amount, resulting in an extraordinary charge in fiscal 1999 of $2.6 million, net of $1.4 million of tax benefits.

Based on market quotes and interest rates currently available to the Company for debt with similar terms and remaining maturities, the aggregate fair value of total long-term debt at February 29, 2000 and February 28, 1999 was approximately $723 million and $726 million, respectively.

Annual maturities of long-term debt for the next five fiscal years are approximately: 2001-$8.2 million; 2002-$58.0 million; 2003-$26.2 million; 2004-$23.3 million; 2005-$300.1 million.

8.  Leases

The Company has operating leases which expire at various dates through 2015 with, in some instances, cost escalation and renewal provisions. Total rental expense under operating leases related to continuing operations was approximately $16.5 million, $15.0 million and $13.3 million in fiscal 2000, 1999 and 1998, respectively. Future minimum rental payments under operating leases are approximately: 2001-$14.1 million; 2002-$14.3 million; 2003-$14.0 million; 2004-$13.2 million; 2005-$12.9 million; and 2006 and thereafter - $19.8 million.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.  Income Taxes

Income from continuing operations, before provision for taxes, and the related provision for taxes for fiscal 2000, 1999 and 1998 consist of the following (dollars in thousands):

                                           2000        1999       1998
                                           ----        -----      ----
Income before provision for taxes:
   United States                         $ 66,600     $ 77,100   $ 90,100
   International                           67,100       52,300     57,300
   Repositioning charge                      -         (62,800)      -
                                         --------     --------   --------
       Total                             $133,700     $ 66,600   $147,400
                                         ========     ========   ========
Provision for taxes:
  Currently payable:
   United States                         $  1,500     $  1,500   $  1,500
   International                           16,000       15,000     17,800
   Repositioning related                   (6,500)      (6,100)    (6,100)
                                         --------     --------   --------
       Total currently payable             11,000       10,400     13,200
                                         --------     --------   --------
  Deferred:
   United States                           19,100       26,600     32,900
   International                           11,500        3,900      4,100
   Repositioning related                    6,500      (19,000)     6,100
                                         --------     --------   --------
       Total deferred                      37,100       11,500     43,100
                                         --------     --------   --------
       Total provision for taxes         $ 48,100     $ 21,900   $ 56,300
                                         ========     ========   ========

The provision for taxes on income from continuing operations for fiscal 2000, 1999 and 1998 differs from the amount computed using the United States statutory income tax rate as follows (dollars in thousands):

                                            2000       1999       1998
                                            ----       ----       ----

Expected tax at United States
 statutory income tax rate                $46,800    $23,300    $ 51,600
Permanent differences                      (1,600)     1,000       2,200
State and local income taxes                1,300      1,200       2,000
International tax rate differences
 and other items, net                       1,600     (3,600)        500
                                          -------    -------    --------
    Total provision for taxes             $48,100    $21,900    $ 56,300
                                          =======    =======    ========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The tax effects of temporary differences which give rise to deferred tax assets (liabilities) consist of the following at February 29, 2000 and February 28, 1999 (dollars in thousands):

                                                     2000         1999
                                                     ----         ----
Current:
   Tax credit carryforwards                       $ 33,200      $ 19,500
   Insurance related liabilities                    10,900        11,700
   Repositioning/restructuring liabilities           4,800        11,300
   Compensation related liabilities                  4,700         4,900
   Other current items                               8,500         1,200
                                                  --------      --------
     Net current asset                            $ 62,100      $ 48,600
                                                  ========      ========
Non-current:
   Fixed and intangible assets                    $(40,500)     $(39,500)
   Pension and postretirement related items        (38,600)      (28,400)
   Capital and operating loss carryforwards         11,700        34,100
   Other non-current items                          12,300          (100)
                                                  --------      --------
     Total non-current liability                   (55,100)      (33,900)
   Valuation allowance                                -          (14,000)
                                                  --------      --------
     Net non-current liability                    $(55,100)     $(47,900)
                                                  ========      ========

Based on the Company's history of prior operating earnings and its expectations for the future, management of the Company has determined that it is more likely than not that operating income will be sufficient to enable it to realize its deferred tax assets, including tax credit carryforwards which begin to expire in fiscal 2007. The undistributed earnings of the Company's international subsidiaries have been reinvested in each country, and are not expected to be remitted back to the parent company.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  Pension and Other Postretirement Benefit Plans

Information concerning the Company's defined benefit pension plans consists of the following (dollars in thousands):

                                           Defined Benefit Pension Plans
                                           -----------------------------
                                           2000        1999        1998
Change in Plan Assets:                     ----        ----        ----

  Fair value of plan assets at
   the beginning of the year             $ 414,600   $ 471,400   $ 418,000
  Actual return on plan assets             144,900     (22,800)     95,000
  Benefits paid                            (32,200)    (34,000)    (41,600)
                                         ---------   ---------   ---------
    Fair value of plan assets at
     the end of the year                 $ 527,300   $ 414,600   $ 471,400
                                         =========   =========   =========
Change in Benefit Obligations:

  Benefit obligations at the
   beginning of the year                 $(360,500)  $(356,000)  $(337,100)
  Service cost                              (4,100)     (5,200)     (4,800)
  Interest cost                            (24,000)    (24,000)    (23,800)
  Change in the discount rate               33,000        -        (17,900)
  Actuarial losses, net                     (3,000)     (9,300)    (14,000)
  Benefits paid                             32,200      34,000      41,600
                                         ---------   ---------   ---------
   Benefit obligations at the
    end of the year                      $(326,400)  $(360,500)  $(356,000)
                                         =========   =========   =========
Funded Status Reconciliation:

  Funded status                          $ 200,900   $  54,100   $ 115,400
  Unrecognized actuarial losses (gains)    (35,500)     96,100      12,600
  Unrecognized prior service costs           2,600       1,500       1,700
                                         ---------   ---------   ---------
   Prepaid benefit recognized in the
    consolidated balance sheet
    at the end of the year               $ 168,000   $ 151,700   $ 129,700
                                         =========   =========   =========
Components of Net Pension Income
(Expense):
  Service cost                           $  (4,100)  $  (5,200)  $  (4,800)
  Interest cost                            (24,000)    (24,000)    (23,800)
  Expected return on plan assets            46,000      52,300      45,700
  Amortization of unrecognized losses       (2,500)       -           (400)
                                         ---------   ---------   ---------
    Net pension income
     for the year                        $  15,400   $  23,100   $  16,700
                                         =========   =========   =========

Plan assets include Common Stock of the Company with a total market value of $20.4 million as of February 29, 2000. The net pension income identified above includes service cost expense related to discontinued operations of approximately $.9 million, $2.0 million and $1.8 million in fiscal 2000, 1999 and 1998, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the Company's other postretirement benefit plans consists of the following (dollars in thousands):

                                          Other Postretirement Benefit Plans
                                          ----------------------------------
                                            2000        1999        1998
Change in Benefit Obligations:              ----        ----        ----

  Benefit obligations at the
   beginning of the year                $ (86,000)  $ (95,600)  $ (88,200)
  Service cost                               (400)       (600)       (500)
  Interest cost                            (5,700)     (6,300)     (6,200)
  Settlement/Curtailment gains                400       6,900        -
  Change in the discount rate               7,000        -         (3,500)
  Other actuarial losses, net             (26,600)     (1,700)     (7,300)
  Benefits paid                            13,000      11,300      10,100
                                        ---------   ---------   ---------
   Benefit obligations at the
     end of the year                    $ (98,300)  $ (86,000)  $ (95,600)
                                        =========   =========   =========
Funded Status Reconciliation:

  Funded status                         $ (98,300)  $ (86,000)  $ (95,600)
  Unrecognized actuarial losses            46,000      27,200      29,300
  Unrecognized prior service costs           (300)       (400)       (900)
                                        ---------   ---------   ---------
   Accrued liability recognized
    in the consolidated balance
    sheet at the end of the year        $ (52,600)  $ (59,200)  $ (67,200)
                                        =========   =========   =========
Components of Expense for Other
 Postretirement Benefits:

  Service cost                          $    (400)  $    (600)  $    (500)
  Interest cost                            (5,700)     (6,300)     (6,200)
  Amortization of unrecognized losses        (900)     (1,300)       (600)
                                        ---------   ---------   ---------
     Net expense for the year           $  (7,000)  $  (8,200)  $  (7,300)
                                        =========   =========   =========


The weighted average actuarial assumptions utilized in determining the above amounts for the defined benefit and other postretirement benefit plans as of the end of the year were as follows:
                                             2000        1999        1998
                                             ----        ----        ----
   Expected return on plan assets            11.5%       11.5%       11.5%
   Discount rate                              8.0%        7.0%        7.0%
   Rate of compensation increase              3.0%        3.0%        4.0%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's other postretirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provisions of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon their retirement. Relative to the above financial information, the actuarial valuations assume a medical cost trend rate of 7% for fiscal 2001, decreasing by 1% per year to an ultimate level of 4.5% in fiscal 2004. In that regard, the impact of a 1% change in the health care cost trend rate would change the benefit obligations by $1.8 million and change the total service and interest cost components by approximately $100,000.

The Company also has defined contribution pension plans for a significant number of its employees in the United States, as well as for certain of its employees outside of the United States. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The annual cost of these plans related to continuing operations amounted to approximately $14.9 million, $10.7 million and $12.0 million in fiscal 2000, 1999 and 1998, respectively, the substantial part of which was funded currently.

11.   Legal and Environmental Matters

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


12.  Net Income Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

   Basic Net Income Per Share                  2000       1999      1998
   --------------------------                  ----       ----      ----
   Net income                                $89,000    $ 47,600   $ 98,600
                                             =======    ========   ========
   Weighted average
    common shares outstanding                 47,500      56,900     64,100
                                             =======    ========   ========
   Basic net income per share                $  1.87    $    .84   $   1.54
                                             =======    ========   ========
   Diluted Net Income Per Share
   ----------------------------
   Net income                                $89,000    $ 47,600   $ 98,600

   After-tax equivalent of interest
    expense on 4-3/4% convertible
    subordinated notes                         8,300       8,300      2,700
                                             -------    --------   --------
   Income for purposes of computing
    diluted net income per share             $97,300    $ 55,900   $101,300
                                             =======    ========   ========
   Weighted average common
    shares outstanding                        47,500      56,900    64,100
   Dilutive stock options                        300         200       500
   Weighted average assumed conversion of
    4-3/4% convertible subordinated notes      8,400       8,400     2,800
                                             -------    --------   -------
   Weighted average common shares
    outstanding for purposes of computing
    diluted net income per share              56,200      65,500    67,400
                                             =======    ========   =======
   Diluted net income per share before
    adjustment to eliminate anti-dilutive
    effect                                   $  1.73    $    .85   $  1.50
   Adjustment to eliminate anti-dilutive
    effect (a)                                   -          (.02)      -
                                             -------    --------   -------
   Dilutive net income per share             $  1.73    $    .83   $  1.50
                                             =======    ========   =======

      (a) As a result of the repositioning charge in the third quarter of fiscal 1999, the conversion calculations have the effect of being anti-dilutive to income from continuing operations. Therefore, the diluted per share amount for fiscal 1999 has been adjusted to eliminate such anti-dilutive effect.

The weighted average diluted common shares outstanding for fiscal 2000 and 1999 excludes the dilutive effect of approximately 700,000 and 900,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company's Common Stock during the fiscal year.

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

Through a series of stock repurchase programs authorized by the Company's Board of Directors, the Company acquired the following amounts of its Common Stock during the last three fiscal years (amounts in thousands, except per share data):

                                  Number of      Total     Average Cost
                               Shares Acquired    Cost       Per Share
                               ---------------   ------    -----------
    Fiscal 1998                     3,500       $ 80,400      $23.14
    Fiscal 1999                     9,500        178,200      $18.71
    Fiscal 2000                     9,200        164,400      $17.94
                                   ------       --------
       Total                       22,200       $423,000      $19.09
                                   ======       ========

As of February 29, 2000, the Company remains authorized to acquire approximately 5.2 million shares of its Common Stock in open-market transactions or privately negotiated transactions at prices which management believes to be appropriate.

Under the Company's Restricted Stock Plan, there are no restricted shares outstanding as of February 29, 2000 and approximately 276,000 shares remain available for issuance as of that date. The fair market value of restricted stock awards as of the date of grant is recognized as it is earned over the restriction period (normally 5 years), which was completed in fiscal 1999, with approximately $0.7 million and $1.3 million recognized as expense in fiscal 1999 and 1998, respectively.

The Company's qualified Incentive Stock Option Plans provide for granting options to key employees to allow them to purchase the Company's Common Stock at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year after the date of grant, and have a maximum duration of ten years. There were approximately 2.2 million and 2.4 million shares reserved for the future granting of options as of February 29, 2000 and February 28, 1999, respectively.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the status of all of the Company's stock option transactions for fiscal 2000, 1999 and 1998 (share amounts in thousands):

                            2000               1999                1998
                            ----               ----                ----
                               Weighted           Weighted            Weighted
                               Average            Average             Average
                      Option   Option     Option  Option      Option  Option
                      Shares    Price     Shares   Price      Shares   Price
                      ------    -----     ------   -----      ------   -----
Balance at
 beginning
 of year              2,340     $17.28    1,638    $16.85      1,421   $15.11
Activity during
 the year:
  Granted               410     $17.38      827    $17.48        357   $22.26
  Exercised             (61)    $12.60      (72)   $ 8.90       (136)  $12.89
  Canceled             (183)    $18.18      (53)   $18.27         (4)  $16.62
                      -----               -----                -----
Balance at
 end of year:
  Outstanding         2,506     $17.33    2,340    $17.28      1,638   $16.85
                      =====               =====                =====
  Exercisable         1,360     $16.76    1,064    $16.13        850   $14.80
                      =====               =====                =====

At February 29, 2000, approximately 1,314,200 of the options outstanding have a weighted average remaining life of approximately 5 years, and are exercisable at prices ranging primarily from $10.28 to $22.26 per share. The remaining 1,191,362 options outstanding have a weighted average remaining life of approximately 9 years and are exercisable at prices ranging from $12.68 to $22.19 per share. The options granted during fiscal 2000, 1999 and 1998, had a weighted average fair value of approximately $9.46 per share for Corporate Officers and $5.82 per share for other employees. For purposes of estimating such fair value, the Company utilized the Black-Scholes option pricing model, and the following valuation assumptions:

                         Options Granted to           Options Granted to
                        Corporate Officers              Other Employees
                      -----------------------      ------------------------
                      2000     1999      1998      2000     1999       1998
                      ----     ----      ----      ----     ----       ----
Pricing
 volatility factor    33.2%    32.9%     30.5%     28.7%    26.8%      24.0%
Option
 expiration term      10 yrs.  10 yrs.   10 yrs.    4 yrs.  4 yrs.     4 yrs.
Risk-free interest
 rate range            6.4%    4.7% to   6.3% to    6.2%    4.6% to    6.6% to
                               5.6%      6.9%               5.5%       6.9%
Annual dividend
 yield                 1.3%     .9% to     .7%      1.3%     .9% to     .7%
                                1.6%                        1.6%

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. If the Company had recognized compensation expense for the options based upon the values identified above, earnings for fiscal 2000, 1999 and 1998 would have changed as follows (amounts in thousands, except per share data):

                                             Pro Forma Earnings (Unaudited)
                                             ------------------------------
                                              2000        1999       1998
                                              ----        ----       ----

Net income, as reported                     $ 89,000    $ 47,600   $ 98,600
Compensation expense related
 to options granted                           (3,300)     (3,200)    (2,200)
Tax benefit of compensation expense            1,200       1,100        800
                                            --------    --------   --------
  Net income, as adjusted                   $ 86,900    $ 45,500   $ 97,200
                                            ========    ========   ========
Basic net income per share, as reported     $   1.87    $    .84   $   1.54
                                            ========    ========   ========
Basic net income per share, as adjusted     $   1.83    $    .80   $   1.52
                                            ========    ========   ========
Diluted net income per share, as reported   $   1.73    $    .83   $   1.50
                                            ========    ========   ========
Diluted net income per share, as adjusted   $   1.69    $    .80   $   1.48
                                            ========    ========   ========

14.  Business Segment Information

The Company's Business Segments are organized on the basis of common management, and are identified as follows:

      (i) Automotive, which includes the design, manufacture and distribution of power transmission, powertrain, fuel and fluid handling and air-intake systems and components for the global automotive aftermarket OEM (original equipment manufacturers) market and
      (ii) Industrial, which includes the design, manufacture and distribution of power and fluid management systems and components for industrial OEM and distribution markets worldwide and transportation and other products.

The prior year's segment information has been restated for the effects of the Company's discontinued operations.

Executive management evaluates the performance of its Business Segments and allocates resources to them primarily based upon their operating income, which is exclusive of interest expense and income taxes. The Company's business segments are reported based upon the internal organization used by management for making operating decisions and assessing overall performance. Segment data includes goodwill amortization as well as an allocation of net pension income.


<pgae>57

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information concerning the Company's Business Segments for fiscal 2000, 1999 and 1998 is as follows (dollars in thousands):

                                              2000        1999        1998
                                              ----        ----        ----
NET SALES TO CUSTOMERS
 Automotive                                $1,203,100  $  990,800  $  893,900
 Industrial                                   790,600     807,400     809,200
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $1,993,700  $1,798,200  $1,703,100
                                           ==========  ==========  ==========
OPERATING INCOME
 Automotive                                $  114,000  $  101,000  $  104,100
 Industrial                                    91,800      95,400     105,000
                                           ----------  ----------  ----------
   Management's measure of the
    segments' operating performance           205,800     196,400     209,100
 Repositioning charge                            -        (62,800)       -
 General corporate expense                    (18,100)    (17,800)    (15,800)
 Interest expense                             (54,000)    (49,200)    (45,900)
 Provisions for taxes                         (48,100)    (21,900)    (56,300)
                                           ----------  ----------  ----------
   Income from continuing operations       $   85,600  $   44,700  $   91,100
                                           ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION EXPENSE
 Automotive                                $  (54,500) $  (42,100) $  (32,100)
 Industrial                                   (34,700)    (31,100)    (26,800)
 General corporate                             (2,000)     (3,000)     (3,700)
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $  (91,200) $  (76,200) $  (62,600)
                                           ==========  ==========  ==========
NON-CASH PENSION INCOME AND
 RELATED ITEMS, NET
 Automotive                                $    6,700  $   11,800  $    8,000
 Industrial                                     6,600      11,700       7,900
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $   13,300  $   23,500  $   15,900
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS
 Automotive                                $1,173,700  $  974,500  $  934,300
 Industrial                                   844,700     799,800     815,500
                                           ----------  ----------  ----------
   Total identifiable assets
    of the segments                         2,018,400   1,774,300   1,749,800
 General corporate assets                      24,700     153,600     146,000
                                           ----------  ----------  ----------
   Total assets related to
    continuing operations                   2,043,100   1,927,900   1,895,800
 Discontinued operations                        -         151,800     524,700
                                           ----------  ----------  ----------
   Total consolidated                      $2,043,100  $2,079,700  $2,420,500
                                           ==========  ==========  ==========
CAPITAL OUTLAYS
 Automotive                                $   49,800  $   40,800  $   72,600
 Industrial                                    36,400      33,700      61,100
                                           ----------  ----------  ----------
   Total related to
    continuing operations                  $   86,200  $   74,500  $  133,700
                                           ==========  ==========  ==========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's revenues by product type, and the segments they relate to, are as follows for fiscal 2000, 1999 and 1998 (dollars in thousands):

                              Segment       2000         1999         1998
                              -------       ----         ----         ----
Power Transmission             Both     $  566,900    $  557,300   $  547,400
Powertrain                   Automotive    177,500          -            -
Fuel and Fluid Handling        Both        927,000       915,300      887,200
Air-Intake Systems           Automotive     69,800        66,800       24,100
Transportation and
Other Products               Industrial    252,500       258,800      244,400
                                        ----------    ----------   ----------
     Net sales from
     continuing operations              $1,993,700    $1,798,200   $1,703,100
                                        ==========    ==========   ==========

The Company's operations outside of the United States are located primarily in Europe, and to a lesser extent in Canada, Latin America and the Far East. Information concerning the Company's operations by geographic area for fiscal 2000, 1999 and 1998 is as follows (dollars in thousands):

                                             2000         1999         1998
                                             ----         ----         ----
NET SALES FROM
 CONTINUING OPERATIONS
  United States                           $1,201,900  $1,155,200   $1,124,800
  Italy                                      375,900     259,800      243,700
  Other International                        415,900     383,200      334,600
                                          ----------  ----------   ----------
    Total related to
     continuing operations                $1,993,700  $1,798,200   $1,703,100
                                          ==========  ==========   ==========
IDENTIFIABLE LONG-LIVED ASSETS
  United States                           $  665,600  $  661,400   $  679,000
  Italy                                      251,700     131,500      120,200
  Other International                        224,500     236,400      213,800
                                          ----------  ----------   ----------
    Total related to
     continuing operations                 1,141,800   1,029,300    1,013,000
  Discontinued operations                       -         87,800      321,200
                                          ----------  ----------   ----------
    Total consolidated                    $1,141,800  $1,117,100   $1,334,200
                                          ==========  ==========   ==========

The net sales to customers reflect the sales of the continuing operating units originating in each geographic area to unaffiliated customers. Export sales of continuing operating units from the United States to unaffiliated customers were $127.1 million, $136.0 million and $101.3 million in fiscal 2000, 1999 and 1998, respectively. Sales between geographic areas are accounted for at prices which are competitive with prices charged to unaffiliated customers. Inter-segment sales are not material.

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Quarterly Financial Data (Unaudited)

The following table sets forth the Company's unaudited results of operations for each of the fiscal quarters in the years ended February 29, 2000 and February 28, 1999 (amounts in thousands, except per share data):


                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    -------   -------    -------     -----

Fiscal 2000

Continuing operations:
 Net sales               $521,800   $479,500   $500,200  $492,200  $1,993,700
                         ========   ========   ========  ========  ==========
 Gross profit (a)        $164,300   $154,400   $161,400  $150,400  $  630,500
                         ========   ========   ========  ========  ==========

 Operating income        $ 52,900   $ 43,500   $ 50,100  $ 41,200  $  187,700
 Interest expense         (13,200)   (13,800)   (13,200)  (13,800)    (54,000)
 Provision for taxes      (14,300)   (11,000)   (13,600)   (9,200)    (48,100)
                         --------   --------   --------  --------  ----------
    Total continuing       25,400     18,700     23,300    18,200      85,600
Discontinued operations       900      1,600       -         -          2,500
Extraordinary gain           -           800        100      -            900
                         --------   --------   --------  --------  ----------
    Net income           $ 26,300   $ 21,100   $ 23,400  $ 18,200  $   89,000
                         ========   ========   ========  ========  ==========

Basic earnings
 per share (b):
  Continuing operations  $    .50   $    .39   $    .51  $    .41  $     1.80
  Discontinued operations     .02        .03        -         -           .05
  Extraordinary gain          -          .02        -         -           .02
                         --------   --------   --------  --------  ----------
    Net income           $    .52   $    .44   $    .51  $    .41  $     1.87
                         ========   ========   ========  ========  ==========
Diluted earnings
 per share (b):
  Continuing operations  $    .46   $    .36   $    .46  $    .38  $     1.67
  Discontinued operations     .02        .03        -         -           .04
  Extraordinary gain          -          .01        -         -           .02
                         --------   --------   --------  --------  ----------
    Net income           $    .48   $    .40   $    .46  $    .38  $     1.73
                         ========   ========   ========  ========  ==========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                           First     Second     Third     Fourth      Total
                          Quarter    Quarter   Quarter    Quarter     Year
                          -------    ------    ------     ------      -----
Fiscal 1999
-----------
Continuing operations:
 Net sales               $473,800   $445,700   $450,900  $427,800  $1,798,200
                         ========   ========   ========  ========  ==========
 Gross profit (a)        $151,700   $141,500   $149,600  $141,000  $  583,800
                         ========   ========   ========  ========  ==========
 Operating income before
  repositioning charge   $ 48,900   $ 40,900   $ 49,400  $ 39,400  $  178,600
 Repositioning charge        -          -       (62,800)     -        (62,800)
                         --------   --------   --------  --------  ----------
  Operating income (loss)  48,900     40,900    (13,400)   39,400     115,800
 Interest expense         (11,500)   (12,400)   (13,000)  (12,300)    (49,200)
 Provision for taxes      (13,400)   (10,300)    11,500    (9,700)    (21,900)
                         --------   --------   --------  --------  ----------
    Total continuing       24,000     18,200    (14,900)   17,400      44,700
Discontinued operations     2,900      2,700      1,900    (2,000)      5,500
Extraordinary loss         (2,600)     -           -        -          (2,600)
                         --------   --------   --------  --------  ----------
    Net income (loss)    $ 24,300   $ 20,900   $(13,000) $ 15,400  $   47,600
                         ========   ========   ========  ========  ==========
Basic earnings
 per share (b):
 Continuing operations:
  Before repositioning
   charge                $    .39    $   .32   $    .43  $    .32  $    1.46
  Repositioning charge        -          -         (.70)      -         (.67)
                         --------    -------   --------  --------  ---------
    Total continuing          .39        .32       (.27)      .32        .79
 Discontinued operations      .05        .04        .03      (.04)       .10
 Extraordinary loss          (.04)       -          -         -         (.05)
                         --------    -------   --------  --------  ---------
    Net income (loss)    $    .40    $   .36   $   (.24) $    .28  $     .84
                         ========    =======   ========  ========  =========
Diluted earnings
 per share (b)(c):
 Continuing operations:
  Before repositioning
   charge                $    .37    $   .31   $    .40  $    .31   $   1.39
  Repositioning charge        -          -         (.67)      -         (.60)
                         --------    -------   --------  --------   --------
    Total continuing          .37        .31       (.27)      .31        .79
 Discontinued operations      .04        .04        .03      (.03)       .08
 Extraordinary loss          (.04)       -          -         -         (.04)
                         --------    -------   --------  --------   --------
    Net income (loss)    $    .37    $   .35   $   (.24) $    .28   $    .83
                         ========    =======   ========  ========   ========

                           MARK IV INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


___________________________________

(a)  Excludes depreciation expense (and repositioning charge in fiscal 1999).
(b) The sum of quarterly amounts do not equal the fiscal year amount due to the weighted effect of stock repurchases during the year and rounding differences, as well as the anti-dilution limitations in fiscal 1999 referred to in Note "c".
(c) As a result of the net loss in the third quarter of fiscal 1999, the full effect of the common stock equivalents would be anti-dilutive to earnings from continuing operations. Therefore, the diluted amounts are limited to be no more than the basic amounts for the third quarter and total year.







ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.





                                   PART III

ITEMS 10-13

      The information required for Items 10, 11, 12 and 13 is incorporated herein by reference to the information set forth in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                          Page
(a) (1)  Financial Statements

         Report of Independent Accountants for
           each of the three fiscal years in the
           period ended February 29, 2000                                  33

         Consolidated Balance Sheets at February 29, 2000
          and February 28, 1999                                            34

         Consolidated Statements of Income for each of
          the three fiscal years in the period ended
          February 29, 2000                                                35

         Consolidated Statements of Stockholders' Equity for
          each of the three fiscal years in the period
          ended February 29, 2000                                          36

         Consolidated Statements of Comprehensive Income
          for each of the three fiscal years in the period
          ended February 29, 2000                                          37

         Consolidated Statements of Cash Flows
          for each of the three fiscal years in
          the period ended February 29, 2000                               38

         Notes to Consolidated Financial Statements                        39

    (2)  Financial Statement Schedule

         Report of Independent Accountants
          for each of the three fiscal years in the
          period ended February 29, 2000                                   67


         II.  Valuation and Qualifying Accounts                            68


              All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b) Reports on Form 8-K

There were no reports filed pertaining to events occurring during the quarter ended February 29, 2000.


(c) Exhibits



    2.1 Purchase Agreement by and between Mark IV Industries, Inc. and Arvin Industries, Inc. dated February 8, 1999 (incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K dated February 26, 1999).

    2.2* Agreement and Plan of Merger by and between MIV Acquisition Corporation and Mark IV Industries, Inc. dated may 26, 2000.

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

          Executive Compensation Plans and Arrangements (10.1 -10.22)



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

    10.7     Employment Agreement dated January 1, 1995 between the
             Company, Dayco Products, Inc. ("Dayco"), Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.8 Employment Agreement dated May 1, 1997 between the Company, Dayco and Richard F. Bing (incorporated by reference to Exhibit
             10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

    10.9 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.11 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.12 * Second amendment and Restatement of the Mark IV Industries, Inc. 1996 Incentive Stock Option Plan.

    10.13 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.14 Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.15 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.16 * Fifth Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective February 29, 2000.

    10.17 * Second Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective February 29, 2000.

    10.18 * Second Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective February 29, 2000.

    10.19 Short-term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.20    Executive Loan Program (Incorporated by reference to Exhibit
             10.20 to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1997).

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

                      REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Mark IV Industries, Inc.


Our report on the consolidated financial statements of Mark IV Industries, Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999 and for each of the three fiscal years in the period ended February 29, 2000, is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       PricewaterhouseCoopers LLP






Rochester, New York
March 24, 2000

                                            MARK IV INDUSTRIES, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                               Charged       Deductions
                                Beginning     (Credited)     (Accounts                          Ending
Classifications                  Balance      to Expense     Charged Off)      Other(a)        Balance
---------------                 ---------     ----------     ------------      -------        ---------


Year ended February 29, 2000
----------------------------
Allowance for doubtful
 accounts                      $  9,600,000   $2,800,000    $(2,200,000)     $   800,000      $11,000,000
                               ============   ==========    ============     ===========      ===========
Year ended February 28, 1999
----------------------------
Allowance for doubtful
 accounts                      $ 13,600,000   $3,300,000    $(4,200,000)     $(3,100,000)     $ 9,600,000
                               ============   ==========    ============     ============     ===========

Year ended February 28, 1998
----------------------------
Allowance for doubtful
 accounts                      $ 14,700,000   $3,300,000    $(4,400,000)     $    -           $13,600,000
                               ============   ==========    ============     ============     ===========



(a)  Represents the following


                                                                 February       February       February
                                                                 29, 2000       28, 1999       28, 1998
                                                                 --------       ---------      --------


          Reserve at date of acquisition                       $ 2,600,000    $   100,000     $   200,000

          Reserves of discontinued operations                   (1,400,000)    (3,200,000)           -

          Foreign currency translation adjustment                 (400,000)         -            (200,000)
                                                               -----------    -----------     -----------
                                                               $   800,000    $(3,100,000)    $      -
                                                               ===========    ===========     ===========



                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARK IV INDUSTRIES, INC.



                                      By: /s/ Sal H. Alfiero
                                          -------------------
                                          Sal H. Alfiero, Chairman of the
                                          Board and Chief Executive Officer
Dated:  May 24, 2000
      ---------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


     Signature                             Title                     Date


/s/ Sal H. Alfiero                  Chairman of the Board        May 24, 2000
   ------------------                and Chief Executive Officer ------------
   Sal H. Alfiero



/s/ William P. Montague             President, Director          May 24, 2000
    -----------------                                           ------------
    William P. Montague



/s/ John J. Byrne                   Vice President and           May 24, 2000
    -----------------                Chief Financial Officer    -------------
    John J. Byrne



/s/ Richard L. Grenolds             Vice President and           May 24, 2000
    ------------------               Chief Accounting Officer    ------------
    Richard L. Grenolds



/s/ Gerald S. Lippes                Secretary and Director       May 24, 2000
    ------------------                                           ------------
    Gerald S. Lippes



/s/ Clement R. Arrison              Director                     May 24, 2000
    ------------------                                           ------------
    Clement R. Arrison

                                 Exhibit Index


    2.1 Purchase Agreement by and between Mark IV Industries, Inc. and Arvin Industries, Inc. dated February 8, 1999 (incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K dated February 26, 1999).

    2.2* Agreement and Plan of Merger by and between MIV Acquisition Corporation and Mark IV Industries, Inc. dated May 26, 2000.

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


          Executive Compensation Plans and Arrangements (10.1 -10.22)


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

    10.7     Employment Agreement dated January 1, 1995 between the
             Company, Dayco Products, Inc. ("Dayco"), Dayco Europe, A.B. and Kurt J. Johansson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.8 Employment Agreement dated May 1, 1997 between the Company, Dayco and Richard F. Bing (incorporated by reference to Exhibit
             10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

    10.9 Employment Agreement dated March 1, 1995 between the Company and Douglas J. Fiegel (incorporated by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.10 Employment Agreement dated January 1, 1995 between the Company, Dayco and Patricia Richert (incorporated by reference to Exhibit
             10.11 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.11 Amendment and Restatement of the Mark IV Industries, Inc. and Subsidiaries 1992 Incentive Stock Option Plan Effective March 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

    10.12 * Second amendment and Restatement of the Mark IV Industries, Inc. 1996 Incentive Stock Option Plan.

    10.13 Amendment and Restatement of the Mark IV Industries, Inc. 1992 Restricted Stock Plan Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.14 Amendment and Restatement of the Mark IV Industries, Inc. Executive Bonus Plan effective March 1, 1995 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K dated February 28, 1998).

    10.15 First Amendment and Restatement of the Mark IV Industries, Inc. Enhanced Executive Incentive Plan (incorporated by reference to
             Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1992).

    10.16 * Fifth Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation of Mark IV Industries, Inc. Effective February 29, 2000.

    10.17 * Second Amendment and Restatement of the Non-Qualified Plan of Deferred Compensation for Non-Employee Directors of Mark IV Industries, Inc. Effective February 29, 2000.

    10.18 * Second Amendment and Restatement of the Non-qualified Plan of Deferred Incentive Compensation for Executives of Certain Operating Divisions and Subsidiaries of Mark IV Industries, Inc. Effective February 29, 2000.

    10.19 Short-term Incentive Bonus Plan of Dayco Products, Inc. dated March 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report or Form 10-K for the fiscal year ended February 28, 1995).

    10.20    Executive Loan Program (Incorporated by reference to Exhibit
             10.20 to the Company's Annual Report on Form 10-K for the Fiscal year ended February 28, 1997).


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