Form 10-K/A
period 2000-02-29
MARK IV INDUSTRIES INC
filed 2000-05-31
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                               Amendment No. 1
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2000

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

                                             MARK IV INDUSTRIES, INC



                                             By: Richard L. Grenolds
                                                 Vice President and
                                                 Chief Accounting Officer


Dated:   May 30, 2000