Form 10-K/A
period 2000-02-29
MARK IV INDUSTRIES INC
filed 2000-06-28
CIK 62418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A

                               Amendment No. 2

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended February 29, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant based on the closing price of the Common Stock on May 10, 2000 on the New York Stock Exchange was $817,792,919.

      As of May 10, 2000, the number of outstanding shares of Registrant's Common Stock, $.01 par value, was 44,354,507 shares.

                    Documents Incorporated By Reference

                                    None

                                  Part III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant


               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The Directors and executive officers of the Company are as follows:

                                                                Term as
                                   Positions and Offices        Director
     Name                    Age    with the Company            Expires

Sal H. Alfiero..........      62    Chairman of the Board
                                     and Chief Executive Officer    2002
William P. Montague ....      53    President and Director          2000
Gerald S. Lippes........      60    Secretary and Director          2001
Clement R. Arrison......      70    Director                        2002
Joseph G. Donohoo.......      81    Director                        2000
Herbert Roth, Jr........      71    Director                        2001
Kurt J. Johansson.......      58    Senior Vice President            --
Giuliano Zucco..........      52    Vice President                   --
Richard F. Bing.........      53    Vice President                   --
John J. Byrne...........      51    Vice President and
                                     Chief Financial Officer         --
Frederic L. Cook........      53    Senior Vice President-
                                     Administration                  --
Richard L. Grenolds.....      50    Vice President and Chief
                                     Accounting Officer              --
Douglas J. Fiegel.......      52    Vice President, Financial
                                     Control & Reporting             --
Patricia A. Richert.....      49    Vice President and Chief
                                     Information Officer             --
Mark G. Barberio........      38    Treasurer                        --


      Recent business experience and other information concerning the Directors and executive officers is as follows:

      SAL H. ALFIERO has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation. Mr. Alfiero serves as a Director of Phoenix Home Life Mutual Insurance Company, HSBC Bank USA and Niagara Mohawk Holdings Corporation. He holds a B.S. degree in Aeronautical Engineering from Rensselaer Polytechnic Institute and holds an M.B.A. degree from the Harvard Graduate School of Business Administration.

      WILLIAM P. MONTAGUE has been employed by the Company since April 1972 and was elected President and a Director effective March 1, 1996. He was previously a Vice President of the Company since May 1974 and was elected Executive Vice President and Chief Financial Officer in March 1986. He holds both a B.S. degree in accounting and an M.B.A. degree from Wilkes University and is a certified public accountant. He is also a Director of Gibraltar Steel Corporation.

      GERALD S. LIPPES has been general counsel, Secretary and a Director of the Company since its incorporation. He has been engaged in the private practice of law in Buffalo, New York, since 1965 and is a partner of the firm of Lippes, Silverstein, Mathias & Wexler LLP, Buffalo, New York. Mr. Lippes is also a Director of Gibraltar Steel Corporation.

      CLEMENT R. ARRISON has been a Director of the Company since November 1976. He was President of the Company from 1976 until his retirement effective March 1, 1996. Mr. Arrison holds a B.S. degree in engineering from the University of Michigan and holds a professional engineering license.

      JOSEPH G. DONOHOO has been a Director of the Company since its incorporation. He is Chairman of the Board of HPE, Inc., a marketer of paper board.

      HERBERT ROTH, JR. has been a Director of the Company since September 1985, having been Chairman of the Board and Chief Executive Officer of LFE Corporation prior to its acquisition by Mark IV in July 1985. Mr.
Roth also serves as a Director of Boston Edison Company; Tech/Ops Sevcon, Inc.; and Phoenix Total Return Fund, Inc., and is a Trustee of Phoenix Series Fund, Phoenix Multi Portfolio Fund, and The Big Edge Series Fund.

      KURT J. JOHANSSON was elected Senior Vice President of the Company in December 1994 and is President of the Company's Mark IV Automotive business segment, headquartered in Solvesborg, Sweden, with responsibility for its worldwide operations. Mr. Johansson has been employed by the Company since October 1990. Mr. Johansson studied at the School of Economics and Business Administration in Stockholm, Sweden, as well as at the Technical University in Gothenburg, Sweden.

      GIULIANO ZUCCO was elected Vice President of the Company in March 1997, and is Executive Vice President of the Company's Mark IV Automotive business segment. Mr. Zucco has been employed by the Company since January 1991 and is based in Turin, Italy. Mr. Zucco holds an Engineering degree and an M.B.A. degree from the University in Turin, Italy.

      RICHARD F. BING was elected Vice President of the Company in May 1997, and is President of Mark IV Industrial's Dayco Industrial Division, based in Miamisburg, Ohio. Mr. Bing has been employed by the Company since 1976, serving in various roles from Plant Manager of successively larger manufacturing facilities, to Director of Manufacturing, and Vice President - Materials Management and Procurement. He holds a B.S. degree in physical science from Rutgers University and is certified in production and inventory management.

      JOHN J. BYRNE has been employed by the Company since September 1973 and was elected Vice President and Chief Financial Officer in March 1996. He has been a Vice President since March 1986 and was elected Vice President - Finance of the Company in March 1988. He holds a B.S. degree in accounting from Pennsylvania State University and an M.B.A. degree from Canisius College.

      FREDERIC L. COOK was elected Senior Vice President - Administration in March 1988, and prior thereto, he had been Vice President - Finance of the Company since May 1986. Prior to joining the Company in 1986, Mr. Cook was a tax partner with the accounting firm of Coopers & Lybrand L.L.P., where he was employed for 19 years. He holds a B.S. degree in accounting from the Rochester Institute of Technology and is a certified public accountant.

      RICHARD L. GRENOLDS was elected Vice President and Chief Accounting Officer in July 1989. Prior to joining the Company in 1989, Mr. Grenolds was a general practice partner with the accounting firm of Coopers & Lybrand L.L.P., where he was employed for 17 years. He holds a B.S. degree in accounting from the Rochester Institute of Technology and is a certified public accountant.

      DOUGLAS J. FIEGEL was elected Vice President, Financial Control and Reporting in 1990. Prior to that he was the Company's Controller since joining the Company in 1986. He holds a B.B.A. degree in accounting from Niagara University and is a certified public accountant.

      PATRICIA A. RICHERT has been employed by the Company since 1973, and has been Vice President and Chief Information Officer since 1990. From August 1994 to August 1996, she was also Dayco's Vice President of Information Technology. She holds a B.S. degree in accounting from the University of Buffalo.

      MARK G. BARBERIO was elected Treasurer of the Company in August 1997. Mr. Barberio has been employed by the Company since 1985 serving in various accounting and finance roles, and in August 1995 was appointed Director-Global Treasury. He holds a B.S. degree in accounting from the Rochester Institute of Technology and an M.B.A. degree from the State University of New York at Buffalo.

                  THE BOARD OF DIRECTORS AND ITS COMMITTEES

      The By-laws of the Company provide that the Board of Directors shall consist of not less than three nor more than six Directors who shall be divided into three classes, with the term of one class expiring each year. The Board of Directors is presently comprised of six members: William P. Montague and Joseph G. Donohoo, Class I Directors whose terms expire in 2000; Gerald S. Lippes and Herbert Roth, Jr., Class II Directors whose terms expire in 2001; and Sal H. Alfiero and Clement R. Arrison, Class III Directors whose terms expire in 2002.

      During the fiscal year ended February 29, 2000, the Board of Directors held a total of 12 meetings. With the exception of Mr. Roth, who is convalescing from an illness, each Director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings held by all committees of the Board of Directors on which he served.

Audit Committee


      The Board of Directors has a standing Audit Committee comprised of Messrs. Donohoo and Roth. In accordance with the recently established rules of the SEC and the New York Stock Exchange (NYSE), Mr. Lippes is no longer a member of the Audit Committee, and a third independent director will be appointed to the Audit Committee prior to June 2001. The duties of the Audit Committee consist of reviewing with the Company's independent auditors and its management, the scope and results of the annual audit, the scope of other services provided by the Company's auditors, proposed changes in the Company's financial and accounting standards and principles, the Company's policies and procedures with respect to its internal accounting, auditing and financial controls, and making recommendations to the Board of Directors on the engagement of the independent auditors, all as provided for in the Committee's Charter adopted in June 2000. The Audit Committee held 1 meeting during fiscal 2000.


Compensation Committee

      The Compensation Committee, which consists of Messrs. Donohoo and Roth, held 4 meetings during fiscal 2000. The Compensation Committee reviews and recommends the compensation arrangements for the Company's executive officers and other senior management personnel.

Other Committees

      The Board of Directors does not have a standing executive or nominating committee.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended February 29, 2000.


Item 11.  Executive Compensation

      The following Summary Compensation Table sets forth all compensation earned by the Company's Chief Executive Officer, and each of the Company's other four most highly compensated executive officers (the "Named Executive Officers"), for the
Company's fiscal year ended February 29, 2000.  Comparable information has been presented for each of the Company's two preceding fiscal years.

                                               SUMMARY COMPENSATION TABLE

                                          Annual Compensation                      Long-Term Compensation
                                                                                      Awards          Payouts
                                                         Other Annual       Restricted   Securities             All Other
Name and Principal     Fiscal                            Compensation          Stock     Underlying   LTIP    Compensation
Position                Year   Salary (A)   Bonus(A)       (A)(B)(C)        Awards (D)    Options   Payouts   (E)(F)(G)(H)
------------------     ------  ---------    --------      -----------       -----------  ---------- -------   ------------


Sal H. Alfiero -         2000    $850,000    $850,000      $679,833              -         50,000       -       $462,556
Chairman of the Board    1999    $750,000    $375,000      $182,309              -        100,000       -       $419,227
 and Chief Executive     1998    $750,000    $375,000      $ 94,061              -         42,000       -       $502,710
 Officer

William P. Montague -    2000    $600,000    $600,000      $350,611              -         45,000       -       $175,100
President and Director   1999    $500,000    $250,000      $ 47,315              -         70,000       -       $117,222
                         1998    $500,000    $250,000      $  3,195              -         26,250       -       $180,741

Kurt J. Johansson -      2000    $525,000    $525,000      $ 66,259              -         25,000       -       $111,213
Senior Vice President    1999    $450,000    $225,000          -                 -         50,000       -       $ 44,167
                         1998    $400,000    $200,000          -                 -         21,000       -       $ 40,000

Giuliano Zucco -         2000    $525,000    $525,000      $ 75,724              -         25,000       -       $111,213
Vice President           1999    $450,000    $225,000          -                 -         50,000       -       $ 44,167
                         1998    $375,000    $187,500          -                 -         21,000       -       $ 37,500

Richard F. Bing -        2000    $350,000    $350,000      $ 43,532              -          7,500       -       $ 85,623
Vice President           1999    $300,000    $150,000          -                 -         50,000       -       $ 37,825
Vice President           1998    $225,000    $112,500          -                 -         21,000       -       $ 31,900





Notes To Summary Compensation Table

(A)   The Company's Non-Qualified Deferred Compensation Arrangements (as defined in Note F below)  enable participants to defer up to 100% of their current salary and/or bonus to be hypothetically invested for a pre-determined fixed period of time.  All such deferred salary and/or bonus amounts are included in the amounts shown for "Annual Compensation" in the Summary Compensation Table for each of the years in which the compensation was earned.  During calendar year 1999, participants' optional account balances were capped at their December 1998 level, and new optional deferrals were allowed only to the extent they replaced earlier optional deferrals which were scheduled to be distributed to such participants.  Effective January 2000, such limitations were eliminated.  All deferrals in the calendar year are hypothetically invested in the Company's Common Stock at the value of the closing market price as of the end of the preceding calendar year.  The difference between the stock-based cost of the deferrals and the market value at the time of the deferral amounted to $424,815; $269,016;
      $66,259; $75,724; and $43,532 for Messrs. Alfiero, Montague, Johansson, Zucco and Bing, respectively, and such amounts have been included in the Other Annual Compensation column.

(B)   Amounts for fiscal 2000 include tax reimbursements of $111,938 and $6,135 paid to Messrs. Alfiero and
      Montague, respectively, to offset the tax effects of the Company's life insurance program and related compensation element under the rules of the Internal Revenue Code ("IRC").

(C)   The Company made temporary advances to certain of the Named Executive Officers during fiscal 2000 in accordance with its Executive Loan Program.  All such advances were repaid by the Named Executive
      Officers as of the end of the fiscal year.  The maximum amount of advances outstanding during fiscal
      2000 amounted to $2,000,000 and $1,100,000 for Messrs. Alfiero and Montague, respectively.  During fiscal 2000, interest on the executive loans was forgiven by the Company.  The amounts of interest forgiven for Messrs. Alfiero and Montague amounted to $143,080 and $75,460, respectively, and such amounts have been included in the Other Annual Compensation column.

(D)   Dividends on the Company's Common Stock are paid currently to holders of restricted shares.  During fiscal 2000, restrictions lapsed on all outstanding restricted shares.  The number of shares, and related fair market value, for which restrictions lapsed in fiscal 2000, were 8,408 shares - $126,646 for Mr. Montague and 2,026 shares - $30,517 for Mr. Johansson.

(E)   The Company's contributions to its tax-qualified retirement and 401(k) savings plan in fiscal 2000 were $953; $6,400 and $11,482 for Messrs. Alfiero, Montague and Bing, respectively.  All such amounts have been included in the "All Other Compensation" column.




(F)   As a supplement to the Company's tax-qualified retirement and 401(k) savings plan, the Named Executive
      Officers participate in one of the Company's non-qualified deferred compensation plans ("Deferred
      Compensation Arrangements").  Amounts allocated in fiscal 2000 under the terms of the Deferred
      Compensation Arrangements amounted to $193,140; $129,569; $111,213; $111,213 and $74,142 for Messrs.
      Alfiero, Montague, Johansson, Zucco and Bing, respectively.  All such amounts have been included in the "All Other Compensation" column.  The earnings on amounts allocated under the terms of the
      Deferred Compensation Arrangements are equal to the greater of the cumulative investment returns which would be realized if the executive officer's account was 100% invested in the Company's Common Stock
      ("equity based earnings") or in an interest bearing account ("interest based earnings").  The earnings amounts are not deemed to be compensation under the rules of the SEC, and therefore are not included in the Summary Compensation Table.

(G)   As a citizen/resident of Sweden, Mr. Johansson participates in a defined benefit pension plan which requires the Company to make annual payments to an insured retirement account on his behalf. The cost to the Company for this defined benefit retirement plan is not included in the Summary Compensation
      Table.  The annual pension benefit to be paid to Mr Johansson under this plan would be in the range of
      $100,000 if he were to retire at age 60 (2 years out).

(H)   Includes amounts deemed to be compensation under the rules of the SEC related to the present value of the premium payments made by the Company for the benefit of certain of the Named Executive Officers under the Company's split-dollar life insurance program.  Such amounts in fiscal 2000 amounted to
      $268,463 and $39,131 for Messrs. Alfiero and Montague, respectively.  The premium payments will ultimately be recovered by the Company to the extent of the cash surrender value of the policies.


Option Grants in Last Fiscal Year



      The following table sets forth information with respect to the Named Executive Officers concerning options granted to each of them during fiscal 2000.
                                                                               Potential Realizable
                                                                                  Value at Assumed
                                                                                   Annual Rates of
                                                                               Stock Price Appreciation
                          Individual Grants                                       For Option Term
                  ------------------------------------------------------      -------------------------
                  Number of    % of Total
                 Securities     Options
                 Underlying    Granted to
                   Options    Employees in    Exercise Price    Expiration
Name               Granted   Fiscal Year (A)     (Share)           Date        5% (B)       10% (B)
-------------     --------   ---------------  --------------     ---------     ----------   --------



Sal H. Alfiero        50,000       12.21%          $17.375          1/03/10   $    546,352   $    1,384,564

William P. Montague   45,000       10.99%          $17.375          1/03/10   $    491,717   $    1,246,107

Kurt J. Johansson     25,000        6.10%          $17.375          1/03/10   $    273,176   $      692,282

Giuliano Zucco        25,000        6.10%          $17.375          1/03/10   $    273,176   $      692,282

Richard F. Bing        7,500        1.83%          $17.375          1/03/10   $     81,953   $      207,685


All Shareholders (C)   N/A          N/A             N/A              N/A      $558,500,000   $1,415,500,000




(A)   Options become exercisable in cumulative annual increments of 25% beginning one year from the date of grant; however, options become immediately exercisable in full upon the optionee's disability, retirement or death, or upon a Change in Control of the Company.

(B)   Represents the potential appreciation of the options, determined by assuming an annual compounded rate of appreciation of 5% and 10% per year over the ten-year term of the grants.  Such assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's stock increasing 62.9% and 159.4%, respectively, over a ten-year time frame. The amounts set forth are not intended to forecast future appreciation, if any, of the stock price.

(C)   Represents the potential appreciation for all shareholders over a ten-year period, assuming 44.4 million shares outstanding and a closing market price of $20.00 per share at February 29, 2000, and assuming the same annual rates of appreciation of 5% and 10% over the subsequent ten-year period.




Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 2000 and unexercised options held at the end of fiscal 2000.

                                                                                 Value of Securities
                                                     Number of Securities           Underlying
                                                         Underlying                 Unexercised In
                             Shares                 Unexercised Options           The Money Options
                             Acquired                 At Fiscal Year-End         At Fiscal Year-End (A)
                                On          Value  ----------------------       ----------------------
Name                        Exercise(#)  Realized Exercisable Unexercisable    Exercisable Unexercisable
-----------------           -----------  -------- ----------- -------------    -----------  ------------

Sal H. Alfiero                  --          --      219,778       146,000        $741,451     $405,469

William P. Montague             --          --      142,208       110,625        $619,073     $310,078

Kurt J. Johansson               --          --      110,664        73,000        $364,882     $202,734

Giuliano Zucco                  --          --       62,486        73,000        $185,532     $202,734

Richard F. Bing                 --          --       46,566        55,500        $143,373     $156,797



(A)   Represents the difference between the closing market value of the Company's Common Stock on February
      29, 2000 ($20.00) and the exercise price of such options.


                            EMPLOYMENT AGREEMENTS

      The Company has employment agreements ("Employment Agreements") with each of the Named Executive Officers. The Employment Agreements for Messrs. Alfiero and Montague are dated March 1, 1995 and provide for an initial term of five years, which is automatically extended for an additional 12-month period on each annual anniversary date, until the executive reaches age 61.
At such date, the remaining term is reduced by 20% per year, so that at the date the executive reaches age 65, it is renewed on a 12-month basis. The Employment Agreements for Mr. Johansson (dated January 1, 1995), and Mr. Bing (dated May 1, 1997) provide for an initial term of three years, which is automatically extended annually for an additional 12-month term after the initial term. The Employment Agreement for Mr. Zucco is verbal, and provides benefits in substantially the same manner as provided to Mr. Johansson. An executive officer who is a party to an Employment Agreement is eligible to receive cash bonuses as part of the Company's Executive Bonus Plan (the "Bonus Plan"), and participate in the Company's various other benefit and incentive plans. The Employment Agreements do not provide for a minimum bonus amount.

      The Employment Agreements for Messrs. Alfiero and Montague provide that in the event the Company terminates the executive prior to age 61 for any reason other than Cause (as defined), such executive shall be entitled to receive a lump sum severance benefit equal to the greater of two and one-half times the sum of such executive's base salary plus bonus earned for the 12-month period immediately preceding the date of his termination, or five times the executive's then current base salary, in each case including amounts deferred at the option of the executive. In the event of termination after the executive attains age 61, such severance benefit is reduced by 20% per year, beginning at age 61, so that no severance benefit is paid if the executive is terminated at age 65. The Employment Agreements for Messrs. Johansson, Zucco and Bing provide that in the event of termination, they shall be entitled to receive a benefit equal to one and one-half times their base salary, payable over an 18-month period, plus a pro rata allocation of the bonus they would have been entitled to receive for the fiscal year had they not been terminated.

      In addition, upon a termination other than for Cause, or upon retirement and eligibility to receive benefits under the Company's tax-qualified defined contribution plan (the "Retirement Plan"), Messrs. Alfiero and Montague will be entitled to receive from the Company an additional benefit computed as if the Retirement Plan was not subject to limits imposed on tax-qualified plans by the IRC or ERISA. Such amounts are included in the amounts accrued for such executive officers under the Deferred Compensation Arrangements, and included under the column entitled "All Other Compensation" in the Summary Compensation Table.

      Messrs. Johansson and Zucco do not participate in the Company's tax-qualified defined contribution plan; however, as provided for in their Employment Agreements, they, as well as Mr. Bing, are participants in the Company's Deferred Compensation Arrangements. The annual allocation to their
accounts is equal to a maximum of 20% of their base salary.   The allocation
in any given year is made only to the extent that the Company's performance is sufficient to allow a bonus award under the terms of the Company's Bonus Plan.

      The Employment Agreements further provide for alternative severance benefits if the executive's employment is terminated within three years of a Change in Control, other than for Cause, in which case they would be entitled to receive a lump sum severance payment equal to three times the average of their total cash compensation during the three-year period immediately preceding the termination date, plus medical and life insurance benefits for the rest of their life. The Employment Agreements define such total cash compensation to include amounts deferred at the option of the executive. The payments and benefits payable in the event of a Change in Control are not subject to any limitations that would prevent them from being considered "excess parachute payments" subject to excise tax payments or corporate deduction disallowance under the IRC. Therefore, such severance payments could require excise tax payments on the part of the executive, and deduction disallowance on the part of the Company. In such instance, the impact of the excise tax payments on the executive would be reimbursed to the executive by the Company, including taxes the executive would incur on the reimbursement itself.

      In connection with the Merger Agreement between the Company and MIV Acquisition Corporation dated May 26, 2000 (the "Merger Agreement"), the Company and its executive officers agreed to restructure their existing Employment Agreements (the "Amended Employment Agreements"). The Amended Employment Agreements have not been finalized and are in various stages of completion. With respect to the Named Executive Officers, it is expected that the Amended Employment Agreements will provide for, among other things, the following changes to the requirements of and benefits provided by their existing Employment Agreements:

      - Each Named Executive Officer will be subject to an expanded three-year non-compete/non-solicitation agreement.
      - The Change in Control severance payments for Messrs. Montague and Bing will be reduced to the extent of amounts allocated to stay-incentive arrangements to facilitate the transition process following the Change in Control.
      - The Change in Control severance payments and other reallocated lump sum amounts for Messrs. Montague and Bing will be paid on the date a Change in Control occurs without the need for termination of the executive's employment.
      - The Change in Control severance payments for Messrs. Johansson and Zucco have been replaced by stay-incentive payments in the amount of $5.0 million (each). Such amounts will be paid 50% on the date a Change in Control occurs and the remaining 50% on the first anniversary of the Change in Control, as long as the executive does not voluntarily terminate his employment with the Company during that period.
      - Mr. Bing's Amended Employment Agreement will also include an incremental Change in Control severance payment of $200,000.

      In general, for the Amended Employment Agreements of the executive officers other than the Named Executive Officers, modifications similar to those identified above for Mr. Montague will be made.

      The Plans related to the Company's Deferred Compensation Arrangements were amended at the end of fiscal 2000 to eliminate the "rabbi-trust" funding requirements of the Plans following a Change in Control. The Plans were also amended to allow the direct payout of all account balances following the signing of a merger agreement, and prior to the formal completion of the merger contemplated thereby, at the direction of the Company's Board of Directors.

      In addition, the existing requirements of the Company's split-dollar life insurance program for 100% lump-sum funding of all future premium payments in the event of termination within two years following a Change in Control will be eliminated through an amendment of the existing agreements related to such benefits. As a result, the Company would continue to fund such premium payments only as billed by the insurance companies following a Change in Control.

      The events that trigger a Change in Control under the Employment Agreements include (i) certain consolidations or mergers, (ii) certain sales or transfers of substantially all of the Company's assets, (iii) the approval of the Company's shareholders of a plan of dissolution or liquidation of the Company, (iv) the acquisition of 20% or more of the Company's outstanding Common Stock by certain persons (other than the Company's executive officers and directors, whether individually or as a group) and (v) certain changes in the membership of the Company's Board of Directors.


           COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Company's executive compensation program is designed to attract and retain top quality executives and to provide them with both an incentive and a reward for superior performance. The program includes three principal components - base salary, annual bonus opportunities and long-term incentives. The program is administered by the Compensation Committee of the Board of Directors, the members of which are outside Directors who are not employees of the Company.

      The Compensation Committee generally reviews base salary levels for executive officers each year. Salaries are adjusted to the extent the Compensation Committee believes is appropriate, taking into account the executives' and the Company's performance, and other factors the Compensation Committee deems relevant each year. During fiscal 2000, the Compensation Committee reviewed Mr. Alfiero's annual base salary, giving consideration to the period of time since his previous increase (March 1996), their assessment of his commitment to the Company to date, the Company's consolidated earnings and stock market performance, and comparisons of the Company's performance to that of companies within its Peer Group (as hereinafter defined). As a result, his annual base compensation was increased $100,000 reflecting a 13.3% increase from fiscal 1999's base rate, and an annualized increase of approximately 4.0% per year from the date it was previously increased.

      Annual bonus awards are determined according to the terms of the Company's Bonus Plan, which has been approved by shareholders as "performance-based" in accordance with the rules of the IRC. All of the Company's executive officers participate in this Bonus Plan, which allows them the opportunity to earn a bonus of up to 200% of their base salary if the Company's performance meets specified targets, as established by the Compensation Committee. No bonus is payable unless the Company achieves its specified targets. Further, no bonus is payable if the targets are projected to be less than the comparable amounts for the prior fiscal year. Under the terms of the Bonus Plan, the Compensation Committee does not have any authority to modify the bonus amounts as computed by the bonus plan formulas.

The Company exceeded its established targets for fiscal 2000 and, as a result, the Compensation Committee granted a bonus award for fiscal 2000 equal to 100% of the executives' base salary. As a result of the bonus component of these compensation arrangements, a significant portion of the executive officers' annual cash compensation is directly linked to the operating performance of the Company, which the Compensation Committee believes helps to maximize the individual effort of all executive officers on a consistent basis.

      The Compensation Committee believes periodic grants of incentive stock options to the Company's executives to be appropriate long-term incentive compensation to reward the executives for their efforts to date, and provide an incentive element geared to the long-term growth in the market value of the Company's Common Stock. In January 2000, the Compensation Committee determined it appropriate to grant an incentive stock option to Mr. Alfiero to acquire 50,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. The Compensation Committee also determined it appropriate to grant options to the other Named Executive Officers in January 2000 to acquire a total of 102,500 shares of the Company's Common Stock, also at an exercise price equal to the fair market value of the Common Stock at the date of grant.

      The Compensation committee also allows the Company's executive officers the opportunity to defer payment of any portion of their total compensation into the Company's Deferred Compensation Plans at an initial phantom-stock investment rate equal to the average closing price of the Company's stock in the month preceding the calendar year of such deferral. The Compensation Committee believes this provides the executives with an additional incentive to maximize shareholder value.

      The net result of the Compensation Committee's decisions is that Mr. Alfiero's total compensation (Salary and Bonus) for fiscal 2000 is at the 85th percentile in comparison to corresponding amounts earned by the Chief Executive Officers of each of the companies in the Peer Group. The Compensation Committee also reviewed the Annual Compensation in total for all of the Named Executive Officers of the Company in comparison to the amounts earned by the named executive officers in the Peer Group companies, and found the Company's total of such compensation for fiscal 2000 to also be at the 85th percentile on a comparable basis. Such compensation amounts for Mr. Alfiero individually, and in total for the Named Executive Officers as a group, are viewed by the Compensation Committee to be appropriate.

      Federal tax legislation ("IRC 162(m)") limits publicly-held companies such as Mark IV from deducting for tax purposes certain compensation paid to any named executive officer in excess of $1,000,000 annually. The tax deductibility of amounts paid by the Company to its executive officers through fiscal 2000 has not been affected by IRC 162(m), and it is anticipated that the deduction limitations imposed by IRC 162(m) will not significantly impact the Company for several years. Upon completion of the merger, IRC 162(m) will no longer be applicable, as long as the Company has no class of public equity securities outstanding and required to be reported upon to the SEC.

      The changes to the various existing Employment Agreements and other benefit plans discussed under "Employment Agreements" have been approved by the Compensation Committee as being prudent to facilitate the process the Company has pursued with Bear, Stearns & Co., Inc., its financial advisor, during this past year, and the signing of the Merger Agreement.

      In summary, the Compensation Committee believes that the compensation program for the Company's executive officers is appropriate and serves the best interests of the Company and its stockholders.


                           COMPENSATION COMMITTEE
                        OF THE BOARD OF DIRECTORS OF
                          MARK IV INDUSTRIES, INC.


                              Joseph G. Donohoo





                PEER GROUP COMPARISONS AND PERFORMANCE GRAPH

     The following graph plots the growth in value of an initial $100 investment, with dividends reinvested, over the five-year period ended on February 29, 2000, the end of the Company's most recent fiscal year. The graph compares the performance of the Company's Common Stock to the performance of the equity securities of the companies in the Peer Group (as detailed below). The performance of each of the companies in the Peer Group has been weighted based upon their relative market capitalization over the same five-year period ended February 29, 2000.

     The graph also compares the performance of the Company's Common Stock to the performance of the companies included in the S&P Midcap 400 Index and the S&P 500 Index over the same five-year period ended February 29, 2000. The S&P Midcap 400 Index, which includes the Common Stock of the Company, is an aggregate measure of the performance of the equity securities of 400 companies with market capitalization in the range of $173 million to $11.7 billion. The average market capitalization of companies in the S&P Midcap 400 Index is approximately $2.2 billion, in comparison to the Company's market capitalization of approximately $820 million at May 10, 2000, which makes it an appropriate broad-based market performance comparison for the Company. The S&P 500 Index, which does not include the Common Stock of the Company, is an aggregate measure of the performance of the equity securities of 500 companies chosen for market size, liquidity and industry group representation. The companies included in the S&P 500 Index have a market capitalization in the range of $308 million to $518 billion, and an average market capitalization of approximately $24.3 billion. The S&P 500 Index has been included as a comparison since it tends to be a very common overall measure of the stock market's performance followed by institutional and individual investors.

      The companies included in the Peer Group are diversified automotive and industrial manufacturing companies with whom investment analysts have compared or grouped the Company, and include the following:


-  Arvin Industries, Inc.               -  The Goodyear Tire & Rubber Company
-  Borg Warner Automotive, Inc.         -  Hayes Lemmerz International, Inc.
-  Breed Technologies, Inc.             -  MascoTech, Inc.
-  Cooper Tire & Rubber Company         -  Parker-Hannifin Corporation
-  Dana Corporation                     -  Simpson Industries, Inc.
-  Eaton Corporation                    -  Standard Motor Products, Inc.
-  Exide Corporation

      Coltec Industries, Inc. and Walbro Corporation were included in the Company's Peer Group in its fiscal 1999 Proxy Statement. Since both of those companies were acquired by other companies during fiscal 2000, their performance has been excluded from the current year's Peer Group comparison. If their performance through fiscal 1999 had been included, the overall performance of the Peer Group for fiscal 2000 would have been less than as presented below.

                    COMPARATIVE CUMULATIVE TOTAL RETURNS


                  1995      1996    1997    1998    1999    2000

Mark IV           $100      $106    $131    $137    $ 90    $121

1999 Peer Group   $100      $114    $132    $185    $135    $102

S&P Midcap 400    $100      $129    $151    $206    $211    $276

S&P 500           $100      $135    $170    $229    $275    $307

                          COMPENSATION OF DIRECTORS

      Directors who are not also executive officers of the Company receive an annual retainer for their services and participate in a bonus plan which is separate from the Bonus Plan in which the Company's executive officers participate. The annual retainer paid to each of Messrs. Donohoo, Roth, and Arrison was $34,500 in fiscal 2000. The Company also made incentive awards under its bonus plan of $34,500 each to Messrs. Donohoo, Roth and Arrison in fiscal 2000. Directors who are also executive officers of the Company do not receive any additional compensation for their services as Directors. Directors do not receive any additional compensation for their services as a member of any committee of the Board of Directors.

      The Company's Non-Qualified Deferred Compensation Plan for Non-Employee Directors of the Company (the "Directors' Deferred Compensation Plan") allows the non-employee Directors of the Company to elect to defer receipt of up to 100% of their annual retainer and/or bonus for a pre-determined, fixed period of time. The earnings on such deferred amounts are equal to the greater of the cumulative investment returns which would be realized if the Director's account was simultaneously invested in the Company's Common Stock and a savings account bearing interest at a rate equal to 120% of the Applicable Federal Rate. The Directors' Deferred Compensation Plan provides a similar investment opportunity to acquire phantom-shares of the Company's Common Stock at a discounted price, as described in Note A to the Summary Compensation Table. As a result of their deferral of a portion of their annual retainer and/or bonus in fiscal 2000, Messrs. Donohoo, Roth and Arrison obtained discounts of $17,415; $4,354 and $4,354, respectively, in fiscal 2000.

Item 12.  Security Ownership Of Certain Beneficial Owners and Management

      The following table sets forth information as of June 16, 2000 (except as otherwise noted) with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, each Director, each Named Executive Officer in the Summary Compensation Table, and all Executive Officers and Directors as a group.

                                              Number of               Percent
          Name                               Shares(1)(2)             of Class
          ---                                ------------             -------
Sal H. Alfiero .................             4,475,893  (3)            10.0%
William P. Montague.............               841,964  (4)             1.9%
Gerald S. Lippes................             1,648,590  (5)             3.7%
Clement R. Arrison..............               756,360  (6)             1.7%
Joseph G. Donohoo...............                12,158  (7)              *
Herbert Roth, Jr................                25,103  (8)              *
Kurt J. Johansson...............               128,865  (9)              *
Giuliano Zucco..................                73,986 (10)              *
Richard F. Bing.................                66,810 (11)              *
All Executive Officers and
 Directors as a Group
 (15 persons)...................             8,506,299 (12)            18.7%
Gabelli Related Persons.........             8,978,667 (13)            20.0%
______________
*  Less than 1%

(1) Except as otherwise indicated in the following footnotes, each person listed in the table has both sole voting and sole investment power with respect to the number of shares of Common Stock set forth opposite his name. Messrs. Alfiero, Montague and Lippes, each of whom is an executive officer of the Company, have the right to direct the Trustee of the Company's Master Defined Benefit Pension Plan (the "Plan") with respect to the investment by the Trustee in shares of the Company's Common Stock and voting of the shares of the Company's Common Stock owned by such Plan. The Plan owns a total of 1,018,222 shares of the Company's Common Stock (2.3% of the total number of shares outstanding). Such executive officers are not participants in the Plan and disclaim any beneficial ownership in the shares, and the shares have not been included in the amounts listed in this table.

(2) Concurrent with the signing of a Merger Agreement between the Company and MIV Acquisition Corporation on May 26, 2000 (the "Merger Agreement"), Messrs Alfiero, Montague, Lippes and Arrison executed a Stockholder Voting Agreement in which each executive agreed to vote their shares owned of record and/or beneficially in favor of the merger transaction provided for in the Merger Agreement. The completion of the proposed merger would result in a Change in Control of the Company.

(3) Includes 242,777 shares of Common Stock issuable under currently exercisable options granted under the Company's Incentive Stock Option Plans (the "Option Plans"). Also includes 16,460 shares of Common Stock allocated to Mr. Alfiero's self-directed accounts in the Company's retirement and 401(k) savings plan and 7,603 shares owned by Mr. Alfiero's wife. Does not include 77,764 shares of Common Stock owned by the Alfiero Family Charitable Foundation, of which Mr. Alfiero is one of four directors and for which he disclaims beneficial ownership. Also does not include 412,872 derivative shares of the Company's Common Stock, which represent the $9,496,059 value of Mr. Alfiero's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(4) Includes 157,520 shares of Common Stock issuable under currently exercisable options granted pursuant to the Option Plans. Also includes 6,890 shares of Common Stock allocated to Mr. Montague's self-directed accounts in the Company's retirement and 401(k) savings plan. Does not include 21,876 shares of Common Stock owned by the Montague Family Charitable Foundation, of which Mr. Montague is one of four directors and for which he disclaims beneficial ownership. Also does not include 215,744 derivative shares of the Company's Common Stock, which represent the $4,962,121 value of Mr. Montague's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(5) Includes 117,694 shares of Common Stock issuable under currently exercisable options granted pursuant to the Option Plans. Does not include 68,917 shares of Common Stock owned by the Lippes Family Charitable Foundation, of which Mr. Lippes is one of four directors and for which he disclaims beneficial ownership. Also does not include 140,906 derivative shares of the Company's Common Stock, which represent the $3,240,848 value of Mr. Lippes' phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(6) Does not include 137,107 shares of Common Stock owned by the Arrison Family Charitable Foundation, of which Mr. Arrison is one of four directors and for which he disclaims beneficial ownership. Also does not include 1,968 derivative shares of the Company's Common Stock, which represent the $45,271 value of Mr. Arrisons' phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(7) Includes 1,658 shares of Common Stock held by The Gibson Group, Inc. Pension Fund, of which Mr. Donohoo is a trustee and has voting power. Does not include 8,107 derivative shares of the Company's Common Stock, which represent the $186,470 value of Mr. Donohoo's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(8) Does not include 14,269 derivative shares of the Company's Common Stock, which represent the $328,180 value of Mr. Roth's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(9) Includes 126,181 shares of Common Stock issuable under currently exercisable options granted pursuant to the Option Plans. Does not include 52,484 derivative shares of the Company's Common Stock, which represent the $1,207,143 value of Mr. Johansson's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(10) Includes 73,986 shares of Common Stock issuable under currently exercisable options granted to Mr. Zucco pursuant to the Option Plans. Does not include 47,431 derivative shares of the Company's Common Stock, which represent the $1,090,909 value of Mr. Zucco's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(11) Includes 58,066 shares of Common Stock issuable under currently exercisable options granted pursuant to the Option Plans. Also includes 2,515 shares of Common Stock allocated to Mr. Bing's self-directed accounts in the Company's retirement and 401(k) savings plan. Does not include 35,380 derivative shares of the Company's Common Stock, which represent the $813,746 value of Mr. Bing's phantom-stock-based account balance in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(12) Includes 1,030,286 shares of Common Stock issuable under currently exercisable options granted pursuant to the Option Plans. Also includes 38,566 shares of Common Stock allocated to the officers' self directed accounts in the Company's retirement and 401(k) savings plan. Does not include 1,343,282 derivative shares of the Company's Common Stock, which represents the $30,895,521 value of the group's phantom-stock-based account balances in the Company's Deferred Compensation Arrangements as of May 31, 2000, valued at the $23.00 share price provided for in the Merger Agreement.

(13) Based on information set forth in Amendment No. 11 to Schedule 13-D filed with the SEC on May 18, 2000 by Gabelli Funds, LLC, GAMCO Investors, Inc., Gabelli Performance Partnership L.P., Gabelli International Limited, Gabelli Securities, Inc., Gabelli Group Capital Partners, Inc., Gabelli Asset Management Inc., Marc J. Gabelli, and Mario J. Gabelli (collectively, the "Gabelli Related Persons"), the Gabelli Related Persons held shared voting and/or dispositive power for 8,978,667 shares of the Company's Common Stock. Such amount includes 495,842 shares which the Gabelli Related Persons have the right to acquire through the conversion into Common Stock of the Company's 4-3/4% Convertible Subordinated Notes. The stated business address of the Gabelli Related Persons is One Corporate Center, Rye, New York 10580-1435.


Item 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The firm of Lippes, Silverstein, Mathias & Wexler LLP, of which Mr. Lippes, Secretary, a Director and General Counsel of the Company, is a partner, serves as counsel to the Company. During fiscal 2000, such firm received approximately $2.9 million for legal services rendered to the Company.

                                  SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         MARK IV INDUSTRIES, INC.




                                         By:/s/Richard L. Grenolds
                                            ----------------------
                                            Richard L. Grenolds
                                            Vice President and
                                             Chief Accounting Officer













Dated:  June 28, 2000