Form 10-Q
period 2000-05-31
MARK IV INDUSTRIES INC
filed 2000-07-14
CIK 62418

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended May 31, 2000.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

Commission File Number             1-8862
----------------------------------------------------------------------------

                          MARK IV INDUSTRIES, INC.
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                      23-1733979
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

 Yes  X   No
     ---
Number of shares outstanding of each class of the Registrant's common stock, as of the latest practicable date:

   Class                                       Outstanding at July 12, 2000
   -----                                       ----------------------------
Common stock $.01 par value                             44,361,240

                           MARK IV INDUSTRIES, INC.

                                     INDEX



Part I.  Financial Information                                 Page No.
------------------------------                                 --------

Consolidated Condensed Balance Sheets as of
 May 31, 2000 and February 29, 2000                                  3

Consolidated Statements of Income
 For the Three Month Periods Ended May 31, 2000 and 1999             4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended May 31, 2000 and 1999             5

Consolidated Statements of Comprehensive Income and
 Retained Earnings For the Three Month Periods Ended
 May 31, 2000 and 1999                                               6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                12


Part II.  Other Information                                         17
---------------------------

Signature Page                                                      18

Exhibit Index                                                       19

                           MARK IV INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)



                                                  May 31,        February 29,
                                                   2000              2000
                                                -----------      -----------
ASSETS                                          (Unaudited)
Current Assets:
  Cash and short-term investments               $    2,200        $    2,100
  Accounts receivable                              469,700           413,700
  Inventories                                      341,400           346,800
  Other current assets                             141,600           138,700
                                                ----------        ----------
    Total current assets                           954,900           901,300

Pension and other non-current assets               206,600           203,000

Property, plant and equipment, net                 595,800           605,200

Cost in excess of net assets acquired              327,900           333,600
                                                ----------        ----------
     TOTAL ASSETS                               $2,085,200        $2,043,100
                                                ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities          $   91,200        $   59,400
  Accounts payable                                 271,000           266,000
  Compensation related liabilities                  71,400            76,500
  Accrued interest                                  10,600            20,000
  Other current liabilities                         85,800            86,300
                                                ----------        ----------
    Total current liabilities                      530,000           508,200
                                                ----------        ----------
Long-Term Debt:
  Senior debt                                      157,500           153,300
  Subordinated debentures                          643,200           643,200
                                                ----------        ----------
    Total long-term debt                           800,700           796,500
                                                ----------        ----------
Other non-current liabilities                      267,900           261,200
                                                ----------        ----------
Stockholders' Equity:
  Preferred stock                                    -                  -
  Common stock                                         400               400
  Additional paid-in capital                       277,200           276,500
  Retained earnings                                305,100           281,700
  Foreign currency translation adjustment          (96,100)          (81,400)
                                                ----------        ----------
    Total stockholders' equity                     486,600           477,200
                                                ----------        ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,085,200        $2,043,100
                                                ==========        ==========



The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            For the Three Month Periods Ended May 31, 2000 and 1999
                 (Amounts in thousands, except per share data)



                                                   2000               1999
                                                   ----               ----
                                                                 (As Restated)

Net sales from continuing operations             $555,300           $521,800
                                                 --------           --------
Operating costs:
  Cost of products sold                           381,800            357,500
  Selling and administration                       78,600             74,500
  Research and development                         15,200             14,700
  Depreciation and amortization                    23,700             22,200
                                                 --------           --------
    Total operating costs                         499,300            468,900
                                                 --------           --------
    Operating income                               56,000             52,900

Interest expense                                   14,600             13,200
                                                 --------           --------
  Income from continuing operations,
   before provision for taxes                      41,400             39,700

Provision for income taxes                         15,300             14,300
                                                 --------           --------
  Income from continuing operations                26,100             25,400

Income from discontinued operations,
 net of taxes                                        -                   900
                                                 --------           --------
  Net income                                     $ 26,100           $ 26,300
                                                 ========           ========

Net income per share of common stock:
  Basic:
   Income from continuing operations             $    .59           $    .50
   Income from discontinued operations                -                  .02
                                                 --------           --------
     Net income                                  $    .59           $    .52
                                                 ========           ========
  Diluted:
   Income from continuing operations             $    .53           $    .46
   Income from discontinued operations               -                   .02
                                                 --------           --------
     Net income                                  $    .53           $    .48
                                                 ========           ========
Weighted average number of shares
 outstanding:
  Basic                                            44,300             51,000
                                                 ========           ========
  Diluted                                          53,200             59,500
                                                 ========           ========

The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           For the Three Month Periods Ended May 31, 2000 and 1999
                            (Dollars in thousands)




                                                          2000         1999
                                                          ----         ----
                                                                 (As Restated)
Cash flows from operating activities:
  Income from continuing operations                   $  26,100     $  25,400
  Items not affecting cash:
   Depreciation and amortization                         23,700        22,100
   Pension and compensation related items, net           (7,600)       (3,100)
   Deferred income taxes                                  6,800         5,500
  Changes in assets and liabilities, net of
   effects of acquired and divested businesses:
    Accounts receivable                                 (63,700)      (44,600)
    Inventories                                             200        (1,500)
    Other assets                                         (4,700)        5,600
    Accounts payable and other liabilities               (1,600)       (1,700)
                                                       --------      --------
     Net cash (used in) provided by continuing
      operating activities                              (20,800)        7,700
 Net cash used in discontinued operations                   -          (1,300)
  Extraordinary loss before deferred charges                -             400
     Net cash (used in) provided by
      operating activities                              (20,800)        6,800
                                                       --------      --------
Cash flows from investing activities:
  Acquisitions                                           (2,100)      (42,000)
  Divestitures and asset sales                             -           36,600
  Purchase of plant and equipment, net                  (17,000)      (16,200)
                                                       --------      --------
    Net cash used in investing activities               (19,100)      (21,600)
                                                       --------      --------
Cash flows from financing activities:
  Credit agreement borrowings, net                       30,000          -
  Retirement of subordinated debt                          -          (25,600)
  Other changes in long-term debt, net                   (4,100)      (20,000)
  Changes in short-term bank borrowings                  16,100        28,000
  Repurchase of common stock and options
   exercised, net                                           700       (68,000)
  Cash dividends paid                                    (2,700)       (2,900)
                                                       --------      --------
    Net cash provided by (used in)
     financing activities                                40,000       (88,500)
                                                       --------      --------
    Net increase (decrease) in cash
     and short-term investments                             100      (103,300)
Cash and short-term investments:
  Beginning of the period                                 2,100       125,700
                                                       --------      --------
  End of the period                                    $  2,200      $ 22,400
                                                       ========      ========


The accompanying notes are an integral part of these financial statements.

                           MARK IV INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND RETAINED EARNINGS
           For the Three Month Periods Ended May 31, 2000 and 1999
                            (Dollars in thousands)
                                 (Unaudited)




Comprehensive Income

                                                 2000              1999
                                                 ----              ----

Net income                                     $ 26,100          $ 26,300

Balance sheet effect of foreign
 currency translation adjustments               (14,700)           (8,300)
                                               --------          --------
Comprehensive net income                       $ 11,400          $ 18,000
                                               ========          ========




Retained Earnings


Retained earnings at the beginning
 of the period                                 $281,700          $203,300

Net income                                       26,100            26,300

Cash dividends of $.0625 and $.055 per
 share                                           (2,700)           (2,700)
                                               --------          --------
Retained earnings at the end of the period     $305,100          $226,900
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at May 31, 2000, and the results of its operations and its cash flows for the three month periods ended May 31, 2000 and 1999. Such results are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of the May 31, 1999 financial statements have been made to reflect the Company's discontinued operations which were divested in September of fiscal 2000.


2.  Cash Flow

      For purposes of cash flows, the Company considers overnight investments as cash equivalents. The Company made cash interest payments of approximately $24.1 million and $28.9 million in the three month periods ended May 31, 2000 and 1999, respectively. The Company also made cash income tax payments of approximately $6.9 million and $5.7 million in the three month periods ended May 31, 2000 and 1999, respectively.


3.    Merger

      On May 26, 2000, the Company executed a definitive merger agreement with MIV Acquisition Corporation, an entity controlled by funds advised by BC Partners, a leading European private equity firm, providing for the acquisition of Mark IV at a price of $23.00 per share in cash.

      The transaction is structured as a cash merger and includes the assumption and/or refinancing the Company's debt. The transaction has been approved by Mark IV's Board of Directors and is conditioned on the approval of the holders of a majority of the outstanding shares of Mark
      IV.  Certain Executive Officers and Directors of the Company have agreed

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


      with MIV Acquisition Corporation to vote the aggregate 7,173,863 shares of the Company's Common Stock (approximately 16.2% of the outstanding shares) owned by them in favor of the merger. The merger is also conditioned on the receipt of funding under committed financing, the absence of material adverse changes, government regulatory approvals and other customary conditions. The funding for the merger is based upon a debt financing commitment for the acquisition subsidiary from a bank syndicate led by the Chase Manhattan Bank to provide, in the aggregate, approximately $1.2 billion to finance a portion of the acquisition. The balance of the acquisition financing will be provided by equity and other financing from BC Partners and Interbanca S.p.A. under commitments which are subject to funding of the debt financing and other customary conditions. The transaction closing is currently anticipated to occur in the third quarter of the Company's current fiscal year.

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

4.  Accounts Receivable and Inventories

      Accounts receivable are presented net of allowances for doubtful accounts of $10.7 million and $11.0 million at May 31, 2000 and February 29, 2000, respectively.

      Inventories consist of the following components (dollars in thousands):


                                                May 31,        February 29,
                                                  2000             2000
                                                -------        ------------

        Raw materials                          $ 104,700        $ 103,000
        Work-in-process                           61,700           60,900
        Finished goods                           175,000          182,900
                                               ---------        ---------
              Total                            $ 341,400        $ 346,800
                                               =========        =========


      Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory breakdown as of May 31, 2000. The amounts at February 29, 2000 are based upon the audited balance sheet at that date.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


5.  Property, Plant and Equipment

      Property, plant and equipment are stated at cost and consist of the following components (dollars in thousands):

                                                      May 31,    February 29,
                                                       2000          2000
                                                      -------    -----------

      Land and land improvements                     $ 20,600      $ 20,800
      Buildings                                       190,100       192,400
      Machinery and equipment                         679,300       670,000
                                                     --------      --------
         Total property, plant and equipment          890,000       883,200
      Less accumulated depreciation                  (294,200)     (278,000)
                                                     --------      --------
         Property, plant and equipment, net          $595,800      $605,200
                                                     ========      ========

6.  Long-term debt

       Long-term debt consists of the following (dollars in thousands):

                                                    May 31,     February 29,
                                                     2000           2000
                                                     ------      -----------
      Senior Debt:
       Credit Agreement                           $   60,000    $   30,000
       Italian based debt                            114,400       122,900
       Other borrowing arrangements                    8,500         8,600
                                                  ----------    ----------
          Total                                      182,900       161,500
       Less current maturities                       (25,400)       (8,200)
                                                  ----------    ----------
          Net senior debt                            157,500       153,300
                                                  ----------    ----------
      Subordinated Debt:
        7-3/4% Senior Subordinated Notes             119,200       119,200
        7-1/2% Senior Subordinated Notes             249,000       249,000
        4-3/4% Convertible Subordinated Notes        275,000       275,000
                                                  ----------    ----------
          Total subordinated debt                    643,200       643,200
                                                  ----------    ----------
          Total long-term debt                       800,700       796,500

      Total stockholders' equity                     486,600       477,200
                                                  ----------    ----------
        Total capitalization                      $1,287,300    $1,273,700
                                                  ==========    ==========
        Long-term debt as a percentage
         of total capitalization                       62.2%         62.5%
                                                  ==========    ==========

      During the quarter ended May 31, 1999, the Company repurchased approximately $25.6 million principal amount of its 7-3/4% Senior Subordinated Notes. The gain resulting from the repurchase of the Notes below their par value was offset by write-offs of deferred charges and discounts related to the issuance of the Notes. Subsequent to May 31, 1999, the Company acquired an additional $104.8 million principal amount of such Notes. There were no Senior Subordinated Notes repurchased during the quarter ended May 31, 2000.

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Common Stock Repurchase

      Approximately 4.3 million shares of the Company's common stock were repurchased and retired in the three-month period ended May 31, 1999, at an average cost of $15.74 per share, or a total cost of approximately $68.0 million, with an additional 4.9 million shares acquired in the balance of fiscal 2000 at an average cost of $19.67 per share, or a total of approximately $96.4 million. The Company did not repurchase any of its common stock during the quarter ended May 31, 2000, and under the terms of the Merger Agreement, it has agreed not to repurchase any additional shares of its common stock.

8.  Net Income Per Share

      Following is a reconciliation of net income and weighted average common shares outstanding for purposes of computing basic and diluted net income per share (amounts in thousands, except per share data):


                                                      May 31,     May 31,
                                                       2000        1999
                                                      -------     -------
      Basic Net Income Per Share:

      Net income                                      $26,100     $26,300
                                                      =======     =======
      Weighted average number of
         common shares outstanding                     44,300      51,000
                                                      =======     =======

      Basic net income per share                      $   .59     $   .52
                                                      =======     =======

      Diluted Net Income Per Share:

      Net income                                      $26,100     $26,300

      After-tax equivalent of interest
         expense on 4-3/4% Convertible
         Subordinated Notes                             2,000       2,000
                                                      -------     -------
      Income for purposes of computing
         diluted net income per share                 $28,100     $28,300
                                                      =======     =======
      Weighted average common
         shares outstanding                            44,300      51,000

      Dilutive stock options                              500         100

      Weighted average assumed conversion of
         4-3/4% Convertible Subordinated Notes          8,400       8,400
                                                      -------     -------
      Diluted weighted average number of
         common shares outstanding                     53,200      59,500
                                                      =======     =======

      Diluted net income per share                    $   .53     $   .48
                                                      =======     =======

                           MARK IV INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


9.  Business Segment Information

      Information concerning the Company's business segments for the three month periods ended May 31, 2000 and 1999 is as follows (dollars in thousands):

                                                        2000        1999
                                                        ----        ----

      NET SALES TO CUSTOMERS
       Automotive                                    $  336,800  $  306,800
       Industrial                                       218,500     215,000
                                                     ----------  ----------
        Total related to
         continuing operations                       $  555,300  $  521,800
                                                     ==========  ==========
      OPERATING INCOME
        Automotive                                   $   34,400  $   31,300
        Industrial                                       26,700      25,500
                                                     ----------  ----------
        Management's measure of the
         segments' operating performance                 61,100      56,800
        General corporate expense                        (5,100)     (3,900)
        Interest expense                                (14,600)    (13,200)
        Provision for income taxes                      (15,300)    (14,300)
                                                     ----------  ----------
         Income from continuing operations           $   26,100  $   25,400
                                                     ==========  ==========


                                                       May 31,   February 29,
                                                        2000        2000
                                                       ------    -----------

      IDENTIFIABLE ASSETS
        Automotive                                   $1,198,600  $1,173,700
        Industrial                                      842,400     844,700
                                                     ----------  ----------
        Total identifiable assets of the
         of the segments                              2,041,000   2,018,400
        General corporate assets                         44,200      24,700
                                                     ----------  ----------
         Total consolidated                          $2,085,200  $2,043,100
                                                     ==========  ==========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


The Company's working capital increased by $31.8 million (8%) during the three month period ended May 31, 2000. Excluding cash and current financial indebtedness, the Company's working capital investment was $513.9 million at May 31, 2000, a net increase of $63.5 million (14%) in comparison to $450.4 million at February 29, 2000. The increase is primarily attributable to the Company's seasonal build of accounts receivable which occurs annually in the Automotive segment's powertrain and aftermarket businesses and the Industrial segment's garden hose business. To a lesser extent, accounts receivable increases are also attributable to increased sales volume and new product launches. The seasonal increase tends to be substantially liquidated during the Company's second fiscal quarter ending August 31, 2000.

Capital expenditures for the three month period ended May 31, 2000 were approximately $17.0 million, which was $6.7 million lower than depreciation and amortization expense of $23.7 million in the same period, and reflects a consistent level of expenditures in comparison to the three month period ended May 31, 1999. Management anticipates that the Company's capital expenditure requirements will continue to be less than its depreciation and amortization expense for the remainder of fiscal 2001.

The Company's total long-term debt of $800.7 million at May 31, 2000 was comparable to the annual outstanding at February 29, 2000. Its current maturities and notes payable totaled $91.2 million at May 31, 2000, reflecting an increase of $31.8 million from the amount outstanding at February 29, 2000. This increase was primarily the result of the seasonal increase in accounts receivable referred to above, net of the benefits of positive operating cash flow in excess of capital expenditures during the period.

Management believes cash generated from operations, as temporarily supplemented by existing credit availability, should be sufficient to support the Company's working capital requirements and anticipated capital expenditure needs for the foreseeable future.

On May 26, 2000, the Company executed a definitive merger agreement with MIV Acquisition Corporation, an entity controlled by funds advised by BC Partners, a leading European private equity firm, providing for the acquisition of Mark IV at a price of $23.00 per share in cash.

The transaction is structured as a cash merger and includes the assumption and/or refinancing the Company's debt. The transaction has been approved by Mark IV's Board of Directors and is conditioned on the approval of the holders of a majority of the outstanding shares of Mark IV. Certain Executive Officers and Directors of the Company have agreed with MIV Acquisition Corporation to vote the aggregate 7,173,863 shares of the Company's Common Stock (approximately 16.2% of the outstanding shares) owned by them in favor of the merger. The merger is also conditioned on the receipt of funding

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

under committed financing, the absence of material adverse changes, government regulatory approvals and other customary conditions. The funding for the merger is based upon a debt financing commitment for the acquisition subsidiary from a bank syndicate led by the Chase Manhattan Bank to provide, in the aggregate, approximately $1.2 billion to finance a portion of the acquisition. The balance of the acquisition financing will be provided by equity and other financing from BC Partners and Interbanca S.p.A. under commitments which are subject to funding of the debt financing and other customary conditions. The transaction closing is currently anticipated to occur in the third quarter of the Company's current fiscal year.

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

Results of Operations

The Company classifies its operations in two business segments: Automotive and Industrial. The Company's current business strategy is focused upon the enhancement of its business segments through internal growth, cost control and quality improvement programs and selective, strategic acquisitions with an emphasis on expanding each segment's international presence. The results of operations of Lombardini, an Italian manufacturer of small diesel engines acquired in fiscal 2000, are included in the actual results of operations for the entire three month period ended May 31, 2000 versus only two months in the comparable period last year.

Net sales from continuing operations for the three month period ended May 31, 2000 increased by $33.5 million (6.4%) over the comparable period last year. On a pro forma basis (adjusting for acquisitions made in fiscal 2000 and eliminating the effects of discontinued operations and currency exchange effects), net sales increased approximately $38.6 million (7%) from internal growth over the comparable period last year.

In the Company's Automotive segment, net sales increased $30.0 million (10%) for the three month period ended May 31, 2000 over the comparable period last year. On a pro forma basis, internal growth in the Company's Automotive segment amounted to $28.2 million (9%) over the comparable period last year. The internal growth in the Automotive segment was generated by both the domestic and international Automotive OEM sectors, with internal growth in the international OEM sector up 15% and the domestic OEM sector up 4% for the three month period ended May 31, 2000 as compared to the prior year period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


In the Company's Industrial segment, net sales increased $3.5 million (2%) for the three month period ended May 31, 2000 in comparison to the prior year. On a pro forma basis, net sales increased $10.4 million (5%) for the three month period ended May 31, 2000 in comparison to the prior year. This increase was primarily attributable to the Industrial distribution and specialty products sectors, reflecting solid conditions in the U.S. economy. The industrial sector's agricultural and petrochemical markets, which suffered deep cutbacks in fiscal 2000, showed a slight recovery during the quarter ended May 31,
2000.   The Industrial segment also experienced a decrease in its
transportation sector due to delivery dates being pushed out on several of its contracts.

The cost of products sold as a percentage of consolidated net sales was approximately 69% in both the current period and the comparable prior year period. Increased pension income resulting from higher income from the Company's over-funded pension plans in fiscal 2001 substantially offset the effects of pricing pressures and continued start-up costs related to the new air-intake manifold production in North America. Selling and administration costs as a percentage of consolidated net sales were approximately 14% for the three month periods ended May 31, 2000 and 1999.

Research and development costs increased by $.5 million (3%) for the three month period ended May 31, 2000 as compared to the three month period ended May 31, 1999. As a percentage of consolidated net sales, these expenses were 2.7% for each of the three month periods ended May 31, 2000 and 1999. This level of spending relates to the Company's continued emphasis on new product and systems initiatives.

Depreciation and amortization expense increased by $1.5 million (7%) for the three month period ended May 31, 2000 as compared to the three month period ended May 31, 1999. The increase is primarily attributable to the inclusion of the results of operations of Lombardini for the entire three month period ended May 31, 2000, as compared to two months for the comparable period last year.

Interest expense for the three month period ended May 31, 2000 increased $1.4 million (11%) from the level incurred in the three month period ended May 31, 1999. The increase is primarily due to debt assumed in the acquisition of Lombardini, and increased indebtedness to fund the Company's stock repurchase program during fiscal 2000.

The effective tax rate as a percentage of pre-tax accounting income was approximately 37% for the three month period ended May 31, 2000 as compared to 36% for the three month period ended May 31, 1999. The increase in the effective tax rate is a result of an increased mix of foreign income in countries that have higher tax rates, as well as the utilization of certain tax benefits that helped reduce the Company's effective tax rate in fiscal 2000. It is anticipated that the effective tax rate will remain at the 37% level for the balance of the current fiscal year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



As a result of all of the above, income from continuing operations for the three month period ended May 31, 2000 reflects an increase of $.7 million (3%) as compared to the comparable period in the prior year. On a per share basis for basic shares outstanding, such amount for the three month period ended May 31, 2000 represents an increase of 18% over the comparable period last year.

Net income decreased slightly for the three month period ended May 31, 2000 as compared to the three month period ended May 31, 1999, with the prior year period also including $.9 million of income from discontinued operations.


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

Part II.  OTHER INFORMATION
----------------------------

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.


Item 6(a) - Exhibits
--------------------

      Exhibit No.

      * 27        Financial Data Schedule


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program


Item 6(b) Reports on Form 8-K

The following report on Form 8-K was filed pertaining to events occurring during the quarter ended May 31, 2000.

      (1) A current report on Form 8-K dated May 31, 2000, was filed to report under Item 5, pertaining to the amending of the Company's Shareholders Rights Agreement.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MARK IV INDUSTRIES, INC.
                                         Registrant




DATE: July 14, 2000                       /s/ Sal H. Alfiero
      -------------                       -----------------------
                                          Sal H. Alfiero
                                           Chairman of the Board



DATE: July 14, 2000                       /s/ William P. Montague
      -------------                       -----------------------
                                          William P. Montague
                                           President



DATE: July 14, 2000                       /s/ John J. Byrne
      -------------                       -----------------------
                                          John J. Byrne
                                           Vice President - Finance
                                           and Chief Financial Officer



DATE: July 14, 2000                       /s/ Richard L. Grenolds
      -------------                       -----------------------
                                          Richard L. Grenolds
                                           Vice President and
                                           Chief Accounting Officer


DATE: July 14, 2000                       /s/ Clement R. Arrison
      -------------                       -----------------------
                                          Clement R. Arrison
                                           Director

EXHIBIT INDEX


Description
------------
                                                                     Page No.
                                                                     --------

      * 27        Financial Data Schedule                              20


      *     Filed herewith by direct transmission pursuant to the EDGAR
            Program